Form 10-Q
period 1994-12-31
NU WEST INDUSTRIES INC
filed 1995-02-02
CIK 840759

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 ------------


                                   FORM 10-Q

                       [X]Quarterly report pursuant to
                          section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                          for the quarterly period ended
                          DECEMBER 31, 1994

                       [ ]Transition report pursuant to
                          section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                          for the transition period from

                          _____to_____


                         Commission file number 0-17399


                                 ------------


                           NU-WEST INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


      a Delaware corporation                                82-0415557
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)




 8400 East Prentice Avenue, Suite 1320
         Englewood, Colorado                                   80111
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code: (303) 721-1396



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                     ---          ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of January 27, 1995, there were approximately 8,086,280 shares of the registrant's common stock outstanding.


================================================================================

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                         (in thousands)
                                                 December 31, 1994    June 30,
ASSETS                                              (Unaudited)         1994
                                                 ------------------  ----------
CURRENT ASSETS
   Cash                                                   $    345    $  1,137
   Receivables, net of allowance for doubtful
      accounts of $255,000 and $311,000                     13,988       9,543
   Inventories                                              20,097      18,888
   Deferred turnaround costs                                 2,414       1,397
   Prepaid expenses and other current assets                   849         990
                                                          --------    --------
          Total current assets                              37,693      31,955

PROPERTY, PLANT AND EQUIPMENT, less
   accumulated depreciation and amortization                38,930      38,793

DEFERRED FINANCING FEES                                      8,633       9,717
DEFERRED COSTS AND OTHER ASSETS                              3,613       3,720
                                                          --------    --------

          Total assets                                    $ 88,869    $ 84,185
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                      $  5,037    $  5,262
   Accounts payable                                          3,006       1,456
   Accrued liabilities                                       6,252       8,506
                                                          --------    --------

          Total current liabilities                         14,295      15,224

LONG-TERM DEBT                                              63,086      60,589
OTHER LIABILITIES                                              201         141
DEFERRED INCOME TAXES                                          848         924
                                                          --------    --------
          Total liabilities                                 78,430      76,878

STOCKHOLDERS' EQUITY
   Preferred stock, Class A, $100 par value,
    290,000 shares authorized and outstanding               29,000      29,000
   Preferred stock, Class B, $100 par value,
    20,000 shares authorized, 344 and 362 shares
       outstanding, respectively                                34          36
   Common stock, $.01 par value, 16,666,667
    shares authorized, 8,086,280 shares outstanding             81         485
   Additional paid-in capital                               46,972      46,566
   Accumulated deficit                                     (65,648)    (68,780)
                                                          --------    --------
        Total stockholders' equity                          10,439       7,307
                                                          --------    --------

        Total liabilities and
           stockholders' equity                           $ 88,869    $ 84,185
                                                          ========    ========

                The accompanying notes to financial statements
                    are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATION

                    (in thousands, except per share amounts)
                                  (Unaudited)

                                     For the Three Months    For the Six Months
                                      Ended December 31,     Ended December 31,
                                       1994        1993       1994        1993
                                    ----------  ----------  ---------  ----------

Net sales                             $27,942    $ 23,420   $ 49,758    $ 41,602

Cost of sales                          21,606      20,007     39,603      37,080
                                      -------    --------   --------    --------
    Gross margin                        6,336       3,413     10,155       4,522

Selling, general and
  administrative expense                1,173       1,105      2,176       2,085
                                      -------    --------   --------    --------

Income from operation                   5,163       2,308      7,979       2,437

Interest expense                        2,431       2,189      4,734       4,307

Other (income) expense, net                49     (    17)       113      (   33)
                                      -------    --------   --------    --------

Income (loss) before extra-
  ordinary item, minority
  interest and income taxes             2,683         136      3,132      (1,837)

Minority interest                           -           -          -          56

Income taxes                                -           -          -           -
                                      -------    --------   --------    --------

Net income (loss) before extra-
  ordinary item                         2,683         136      3,132    (  1,781)

Extraordinary loss from early
  extinguishment of debt                    -     ( 1,660)         -    (  1,660)
                                      -------    --------   --------    --------

Net income (loss)                       2,683     ( 1,524)     3,132    (  3,441)

Preferred dividend
  requirements                         (  799)    (   798)   ( 1,598)   (  1,595)
                                      -------    --------   --------    --------

Net income (loss) applicable to
  common shareholders                 $ 1,884    $( 2,322)  $  1,534    $( 5,036)
                                      =======    ========   ========    ========

Net income (loss) before extra-
  ordinary item per common share         $.21    $ (  .12)      $.17    $ (  .86)

Extraordinary item                          -      (  .31)         -      (  .42)
                                      -------    --------   --------    --------

Net income (loss) per common
  share                                  $.21    $ (  .43)      $.17    $ ( 1.28)
                                      =======    ========   ========    ========

Weighted average common stock
  and equivalents outstanding           8,955       5,343      8,960       3,934
                                      =======    ========   ========    ========

  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Six Months Ended December 31, 1994

                      (in thousands, except share amounts)
                                  (Unaudited)


                                                                                ADDITIONAL
                   PREFERRED STOCK    PREFERRED STOCK                            PAID-IN    ACCUMULATED
                       CLASS A            CLASS B             COMMON STOCK       CAPITAL      DEFICIT
                   ----------------  -----------------  ----------------------  ----------  ------------
                   SHARES   AMOUNT    SHARES   AMOUNT      SHARES      AMOUNT
                   -------  -------  --------  -------  -------------  -------

Balance,           290,000  $29,000      362      $36     48,517,677    $ 485      $46,566     $(68,780)
June 30, 1994

Preferred stock
surrendered                              (18)      (2)                                   2

Reverse stock
split                                                    (40,431,397)    (404)         404

Net income                                                                                        3,132
                   -------  -------  -------   -------  -------------  -------  ----------  ------------

Balance,
December 31, 1994  290,000  $29,000     344   $   34     8,086,280        $81     $46,972      $(65,648)
                   =======  =======  =======   =======  =============  =======  ==========  ============


                The accompanying notes to financial statements
                    are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     (in thousands)
                                            For the Six         For the Six
                                            Months Ended        Months Ended
                                         December 31, 1994   December 31, 1993
                                            (Unaudited)         (Unaudited)
                                         ------------------  ------------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES
    Net income (loss)                         $  3,132            $ (3,441)
    Depreciation, depletion and
     amortization                                2,718               2,790
    Interest paid in kind                        1,373                 401
    Amortization of discounts and loan
     fees                                          752                 945
    Write off of loan fees and
     discounts                                       -               1,560
    Other                                          (30)                 (9)
    Changes in operating assets and
     liabilities                               ( 7,392)            (14,103)
                                              --------            --------
      Net cash provided by (used for)
       operating activities                        553             (11,857)

CASH FLOWS PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES
    Capital expenditures                       ( 2,682)             (  863)
                                              --------            --------

     Net cash provided by (used for)
      investing activities                     ( 2,682)             (  863)
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES
    Proceeds from revolving lines of
     credit                                      5,595              46,949
    Principal payments on revolving
     lines of credit                           ( 1,500)            (40,689)
    Proceeds from long-term debt                   -                43,250
    Principal payments on long-term
     debt                                      ( 2,758)            (35,059)
                                              --------            --------
      Net cash provided by financing
       activities                                1,337              14,451
                                              --------            --------

NET INCREASE (DECREASE) IN CASH               (    792)              1,731

CASH AT BEGINNING OF PERIOD                      1,137                  92
                                              --------            --------

CASH AT END OF PERIOD                         $    345            $  1,823
                                              ========            ========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
    Cash paid for interest                    $  2,667            $  4,150
    Cash paid for income taxes                      76                 -

                The accompanying notes to financial statements
                    are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods, on a basis consistent with the annual audited statements. The adjustments made were of a normal recurring nature except as otherwise disclosed herein. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in connection with the financial statements and the summary of significant accounting policies and notes thereto included in the Form 10-K filed by the Company for the year ended June 30, 1994.


(2)  REVERSE STOCK SPLIT

On November 15, 1994 the stockholders of the Company authorized a reverse stock split of one share of newly issued Common Stock for five, six, or eight shares of existing Common Stock. On that same date, the Board of Directors approved a one-for-six reverse stock split to be effective at the close of business on December 9, 1994. Accordingly, the Restated Certificate of Incorporation was amended to reduce the number of authorized shares of common stock to 16,666,667. Every six shares of common stock outstanding on the effective date were reclassified into one share of common stock. All per share amounts in this report reflect the effect of this reverse stock split.


(3)  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market (net realizable value) and include the cost of materials, labor and manufacturing overhead. Inventories consisted of the following: (in thousands)

                            December 31,  June 30,
                                1994        1994
                            ------------  --------

        Finished goods        $ 2,935      $ 3,705
        Work in progress        2,743        2,885
        Raw materials          11,025        8,894
        Supplies                3,394        3,404
                              -------      -------

                              $20,097      $18,888
                              =======      =======

(4)  NET INCOME (LOSS) PER COMMON SHARE

Net income or loss per common share is computed by dividing earnings applicable to common shareholders by the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares include shares issued and shares issuable under dilutive stock options and warrants giving retro-active effect to the reverse stock split which was effective on December 9, 1994 (See Note 2). The effect of the Company's common stock equivalents was anti-dilutive at December 31, 1993.


(5)  SEGMENT INFORMATION

Summarized financial information for the segment of the Company's business which NuTec Mineral and Chemical Company represents is as follows (in thousands):

                                        For the Three Months  For the Six Months
                                         Ended December 31,   Ended December 31,
                                          1994       1993       1994      1993
                                        ---------  ---------  --------  --------

   Net sales to unaffiliated customers    $   -      $  77     $    -     $  136

   Net loss                                 154        483        294        913

   Depreciation and amortization              -         31          -         60

   Capital expenditures                       -          5          -         27

   Identifiable assets as of
          December 31,                        -          -       5,209     6,870


(6)  STOCK OPTION PLANS

On November 15, 1994, the stockholders of the Company approved the Nu-West Industries, Inc. 1994 Employee Stock Incentive Plan and the Nu-West Industries, Inc. Nonemployee Director Stock Option Plan. On November 22, 1994, the Board of Directors granted incentive stock options for an aggregate of 260,833 shares of Common Stock to 50 employees. The exercise price of the options is $6.375 per share, which was the closing price of the common stock on the NASDAQ/National Market on November 22, 1994 as adjusted for the reverse stock split which was effective on December 9, 1994. Consequently, the options are noncompensatory. Forty per cent of the options become exercisable on January 1, 1997 and twenty per cent become exercisable on each of January 1, 1998, 1999 and 2000.

(7)  COMMITMENTS AND CONTINGENT LIABILITIES

Environmental: The Company is subject to federal, state and local environmental laws and regulations. Significant costs could be incurred on account of these environmental laws and regulations in the future. Most of the Company's environmental expenditures and potential costs are or would be in response to provisions of various federal environmental laws, particularly the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (aka "Superfund") and the land use, air, surface and ground water, and hazardous waste regulations of the State of Idaho.

The phosphoric acid wastewater and calcium sulfate or "phosphogypsum" handled at the Company's Conda Plant are currently exempt from regulation as a "hazardous waste" under Subtitle C of the Resource Conservation and Recovery Act. However, the EPA and an industry advisory committee are currently evaluating potential improved processing, handling and storage measures for phosphogypsum, which might eventually be required by rules under the Toxic Substances Control Act. The exact requirements of those potential future rules cannot be predicted with certainty at this time but will likely affect the Company's handling of these materials.

These materials are also regulated under Section 112 of the federal Clean Air Act, which contains closure requirements for gypsum stacks that are no longer used for water management and otherwise become deactivated. The Company does not currently plan to deactivate any of its gypsum stacks under these provisions.

The Company has been subject to normal periodic review under Superfund, and an Expanded Site Inspection was recently completed by an EPA contractor. This inspection included an initial site visit in August 1993, followed by well water sampling and testing in March 1994. Based on the contractor's report, the EPA notified the Company in October 1994 that no further action under the Federal Superfund Program is currently recommended at the Conda Plant.

The Company had not received any notices of violation relating to environmental
compliance at the Conda Plant prior to the summer of 1992.   For several days in
August-September 1992, following the resumption of operations after the annual maintenance turnaround, the two sulfuric acid plants together emitted up to 7% more sulfur dioxide (SO\\2\\) than the daily limit set by a state consent order that governs the Company's air emissions. The Company reported the excess emissions to the State of Idaho and has received a Notice of Violation relating to these excess emissions from the EPA.

Following an extensive review of the Company's records, in March 1994 the EPA issued another Notice of Violation pertaining to a number of excess SO\\2\\ emissions during the period from October 1989 to May 1993, which includes the excess emissions from the previous Notice described above. Nearly all of these excess emissions stem from periods of startup or malfunction which the Company believes are excused under provisions in Idaho rules and/or a facility permit contained in the State Implementation Plan. The Company has negotiated a settlement with the EPA, which is now pending final federal approval, that provides for the payment of a $150,000 fine and reduced SO\\2\\ emissions limitations until November 1995, at which time the Company will shut down the older of its two sulfuric acid plants. The Company has entered into a five-year contract with Kennecott Utah Copper Corporation to replace the production of this plant. (See Note 13 to the Company's June 30, 1994 Consolidated Financial Statements for further information.)

The Company has recently received a Notice of Violation from the EPA for alleged violations under the Safe Drinking Water Act relating to testing and reporting on the quality of water used for human consumption from a public water supply system at the Conda Plant. The Company has initiated testing of water that potentially could be used for human consumption and believes, based on discussions with agency officials, that no or only minimal civil penalties will be assessed in connection with this matter.

Mining Contract: On August 9, 1994, the Company entered into a Work Reduction and Buy-Out Settlement Agreement with the third party general contractor who had since 1972 performed the mining operations on the ore reserves owned by the Conda Partnership. This amendment to the mining contract eliminates the remaining minimum annual mining requirement and the required use of the general contractor for ore handling functions at the Conda Plant, as well as certain other modifications. The Company paid the general contractor $100,000 for the modification of the contract and expects to save $1.0-1.5 million annually as a result of these changes. The Company entered into a $1.2 million, five year operating lease with Caterpillar Financial Services Corporation for equipment to conduct the ore handling operations previously performed by the general contractor. The annual minimum lease payments for this equipment are $213,000 for fiscal 1995, $273,000 for fiscal 1996, $249,000 for fiscal 1997 through 1999 and $83,000 for fiscal 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


GENERAL

This discussion should be read in conjunction with Management's Discussion and Analysis included in the Annual Report on Form 10-K filed by Nu-West Industries, Inc. ("the Company") for the fiscal year ended June 30, 1994.

The Company is engaged in the production and sale of concentrated phosphate fertilizer products. Its production facilities are located near Soda Springs, Idaho (the "Conda Plant"), and its primary marketing area is western North America. The fertilizer industry is a commodity-oriented business, and has historically experienced wide-ranging volatility in prices due to supply and demand imbalances both domestically and overseas. Government farm policies, weather and disposable farm income, in addition to international politics and economics with their effect on export demand, are among the factors contributing to price volatility.

Prices for phosphate fertilizer products dropped to record low levels industry-wide during the Company's fiscal year 1993. Beginning in the Fall of 1993, a steady recovery of product prices began as a result of reduced production by certain U.S. Gulf Coast manufacturers and improved export demand. The average prices received for the Company's dry granular products were 14-22% higher during the quarter ended December 31, 1994 compared to the previous year's quarter, and prices for its liquid products increased approximately 9%. The combination of product price gains and ore cost reductions, which offset other raw material cost increases, has enabled the Company to post substantially improved operating earnings and positive net income for the quarter and six month period ended December 31, 1994.


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1994 VS. QUARTER ENDED DECEMBER 31, 1993

Consolidated net income for the quarter ended December 31, 1994 was $2.7 million, or $.21 per share after provision for preferred stock dividends.
This compares to a net income before an extraordinary loss from extinguishment of debt for the three months ended December 31, 1993 of $136,000, or a loss of $.12 per common share after preferred dividend requirements. The extraordinary loss of $1.7 million during the quarter ended December 31, 1993 resulted from the write-off of deferred loan fees and other items in November 1993. The total consolidated net loss for the quarter ended December 31, 1993 was $1.5 million, or $.43 per common share. Included in the consolidated results for each period are losses from NuTec Mineral and Chemical Company ("Nutec") (net of minority interest and including amortization of goodwill) of $214,000 and $483,000 for the quarters ended December 31, 1994 and 1993, respectively.

Net sales increased 19% to $27.9 million for the current quarter compared to $23.4 million for the corresponding quarter in the previous fiscal year. Improved product prices provided 13% of the increase in sales revenue, while increased sales volume contributed 7% of the increase. The increase in sales volume resulted from a 9% increase in sales tons on a phosphoric acid ("P\\2\\O\\5\\") basis of liquid fertilizer products, which was partially offset by a 2.4% decrease in sales tons of dry granular products. Sales of liquid products accounted for 56% of net product sales in both of the quarters presented and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $6.3 million for the quarter ended December 31, 1994 compares to a gross margin of $3.4 million for the comparable prior year quarter. This increase in margin is due to the improved product sales prices and volumes discussed above and a reduction in production costs. Production costs were approximately 3% lower on a per ton basis for the quarter ended December 31, 1994 compared to the quarter ended December 31, 1993. This reduction resulted from a 14% decrease in the cost of the Company's primary raw material, phosphate ore, which was partially offset by 67%, 82%, and 8% increases in the cost of sulfur, sulfuric acid and ammonia, respectively, which are also significant raw materials of the Company's products. The decrease in the cost of phosphate ore is due to the purchase of ore from Rhone-Poulenc Basic Chemicals Company ("RP") under a seven year purchase contract. (See Note 13 to the Company's Consolidated Financial Statements for the year ended June 30, 1994 for further information.) Also contributing to the decreased per ton costs was a 4% increase in production volumes on a P\\2\\0\\5\\ basis during the quarter ended December 31, 1994 as compared to those of the quarter ended December 31, 1993.

Selling, general and administrative ("SGA") expense increased $68,000 from the prior fiscal year's quarter, but decreased as a percentage of sales from 4.7% to 4.2% as a result of the increase in sales revenue. Interest expense increased by $242,000 largely as a result of the change to variable debt instruments as part of the Recapitalization Plan in November 1993 and the increase in the prime lending rate during fiscal 1995. (See Note 4 to the Company's Consolidated Financial Statements for the year ended June 30, 1994 for further information.)

SIX MONTHS ENDED DECEMBER 31, 1994 VS. SIX MONTHS ENDED DECEMBER 31, 1993

Consolidated net income for the six months ended December 31, 1994 was $3.1 million, or $.17 per share, as compared to a net loss of $1.8 million or $.86 per share, before the extraordinary loss from the write off of loan fees and discounts for the six months ended December 31, 1993. The total consolidated net loss for the six month period ended December 31, 1993 was $3.4 million, or $1.28 per share. Included in the consolidated results are losses from NuTec (net of minority interest and including amortization of goodwill) of $414,000 and $857,000 for the six months ended December 31, 1994 and 1993, respectively.

Net sales were $49.8 million for the current period compared to $41.6 million for the comparable prior year period, or a 20% increase. Improved product prices caused 14% of the increase in sales revenue, while increased sales volume contributed 6% of the increase. Per ton sales prices of liquid fertilizer products increased approximately 9%, while the average prices for dry granular products improved 17-21% for the period ended December 31, 1994 as compared to the corresponding previous year's period. The increase in sales volume resulted from an 8% increase in sales tons of liquid fertilizer products and an 2% increase in sales tons of dry granular products. Sales of liquid products accounted for 56% of net product sales in the current period and 57% in the prior year period, and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $10.2 million for the six months ended December 31, 1994 compares to a gross margin of $4.5 million for the comparable prior year period. This improvement is a result of the improved product prices and volumes discussed above. The per ton production costs of liquid fertilizer products was unchanged for the six months ended December 31, 1994 as compared to the same period ended December 31, 1993 while the per ton cost of the Company's dry granular products increased from 2% to 6%. Although the cost of phosphate ore for the six months ended December 31, 1994 decreased by 12% as compared to the six months ended December 31, 1993, the cost of sulfur, sulfuric acid and ammonia increased 30%, 100% and 11%, respectively. Production volume increased 2% for the period ended December 31, 1994 as compared to the corresponding period ended December 31, 1993.

SGA expense increased $91,000 for the period ended December 31, 1994 but decreased as a percentage of sales from 5% to 4.4% as a result of the increase in sales revenue. Interest expense increased $427,000 largely as a result of the change to variable debt instruments as part of the Recapitalization Plan in November 1993 and the increase in the prime lending rate during the six months ended December 31, 1994.


BALANCE SHEET CHANGES - DECEMBER 31, 1994 VS. JUNE 30, 1994

Cash has decreased and receivables have increased due to normal seasonality. Sales are typically low in June immediately following the conclusion of the Spring planting season. Despite a decline in finished goods, inventories have increased due to the build up of phosphate ore inventories to provide for
production during the winter months.   Deferred turnaround costs have increased
due to the completion of the annual maintenance turnaround during the month of July. All of these costs will be amortized into cost of sales during fiscal 1995. Property, plant and equipment has increased due to capital expenditures of $2.7 million, including $1 million required by contracts with RP and Kennecott Utah Copper Corporation ("Kennecott"), offset by depreciation of $2.6 million. The decrease in deferred financing fees is due to the scheduled amortization of those fees.

Accounts payable and accrued liabilities have decreased due to payments of accrued capital expenditures required by the RP Agreement. Long term debt increased due to "net" draws on the Company's revolving line of credit during the six months ended December 31, 1994 as a result of the normal seasonal build up of receivables and inventories.

LIQUIDITY AND CAPITAL RESOURCES

General: The Company's liquidity is directly related to borrowing capacity under its revolving line of credit as is reflected in the Company's Consolidated Statement of Cash Flows. As discussed earlier, the balances of accounts receivable, inventories and prepaid turnaround were relatively high at December 31, 1994 due to improved product sales, build up of phosphate ore inventories and completion of the annual maintenance turnaround. This combined for a seasonally high demand for working capital in the first half of the fiscal year, which typically declines throughout the Spring season fertilizer market.

The Company's revolving credit facility bears interest at prime plus 2% (10.5% at December 31, 1994). Cash balances of $345,000 plus unused borrowing capacity totalled approximately $3.2 million, and outstanding borrowings were $12.5 million at December 31, 1994. The Company had working capital of approximately $23.4 million and a current ratio of 2.64:1 at December 31, 1994. Based on current projections, the Company expects results of operations to generate sufficient borrowing capacity under its revolving line of credit to continue to meet its working capital needs.

Capital Requirements: Future capital expenditure requirements of the Company include approximately $1.3 million relating to the RP Agreement and up to $4 million to complete construction of certain assets required by the sulfuric acid purchase contract with Kennecott. (See Note 13 to the Company's June 30, 1994 Consolidated Financial Statements for further information.) The construction of the assets required by the Kennecott contract will be financed by a five-year, $4 million loan from Kennecott. The completion of a new double lined cooling pond during the spring and summer of 1995 will require an expenditure of approximately $1.5 million, which will be funded from results of operations. Otherwise, the Company believes that approximately $1.5 million per year of estimated capital expenditures, in addition to approximately $3-4 million per year of annual maintenance turnaround expenditures (included in cost of sales), will be sufficient to maintain production capacity of the Conda Plant for the foreseeable future.

Other: The Company's liquidity is ultimately dependent on a combination of phosphate fertilizer prices in western North America and raw material costs. The Company's product prices were at extremely low levels in recent years, although the cost of certain raw materials, sulfur and sulfuric acid, also declined substantially and provided an offset to lower gross revenues. Currently, the Company's sales volumes indicate good demand for phosphate fertilizer products in its market area. Prices averaged 14% higher for dry and liquid products, respectively, for the six months ended December 31, 1994 than for the six months ended December 31, 1993. Sulfur prices compared over the same periods are approximately 30% higher, a result primarily of increased demand by the phosphate fertilizer industry. Ammonia prices have risen during fiscal 1995 due to high demand for and reduced supply of nitrogen fertilizers, and are expected to remain at relatively high levels in future months. The Company expects further moderate increases in its cost of sulfur, ammonia, and sulfuric acid through the remainder of fiscal 1995. Offsetting these raw material cost increases, the Company expects to realize a full year of savings during fiscal 1995 from purchasing ore under the RP Agreement. Shipments of this ore to the Conda Plant began in March 1994. Based on the current upward trend in product prices and the future effects of cost reduction efforts, the Company expects continued significant improvement in earnings during fiscal 1995.

Product price recovery during fiscal 1994 and the first half of fiscal 1995 is believed to be due in part to an improved supply/demand balance. The sustained downturn in 1992 and 1993 brought about consolidation and resulted in fewer producers in the domestic industry. Approximately 50% of domestic production is controlled by three companies, including a joint venture between two of those producers which has recently varied production more in line with demand. The result has been a better balancing of supply and demand.

Demand for phosphate fertilizer products in the Company's market area has been strong and is expected to continue that way based on current domestic market information. The outlook for product prices industry-wide remains positive based on the need for phosphates in both the United States and in foreign markets such as China, India and South America. The Company is unable to forecast the market effects of world-wide economic and political changes in places such as the former Soviet Union, Eastern Europe, China and India, although such changes and the uncertainty surrounding them are generally believed to be largely responsible for reduced export demand and the depressed levels of domestic phosphate fertilizer prices in 1993. Consumption of phosphate fertilizer in the former Soviet Union and Eastern Europe had declined due to economic difficulties during conversion of those economies to free market systems. China and India have historically accounted for the majority of U.S. phosphate fertilizer exports; however, currency instability in China and political uncertainty relating to phosphate fertilizer subsidies in India resulted in substantial declines in demand by those countries in 1993. Recently improved consumption in and imports to China and other areas of the world have resulted in higher prices for dry phosphate fertilizer products for U.S. Gulf Coast producers who are largely dependent on export sales. Factors such as weather conditions, the timing and quantity of export demand, and other unforeseeable market forces on a world-wide basis have frustrated previous attempts to predict with accuracy a sustained recovery.

The production cutbacks by certain large producers and increased buying in the international market have been key factors in the balancing of supply and demand that has led to reduced inventories and product price recovery. It is difficult, however, to forecast the future effects or duration of such reductions in supply or the near term buying patterns of China and India. The Company's product prices continue to be directly related to those received by producers of phosphate fertilizers in the U.S. Gulf Coast region, and the uncertainties associated with the export market serviced by those producers. In spite of these uncertainties, the Company remains optimistic for continued price stability in the months ahead based on recent price increases within its market area and reported firming of near-term export demand.

The Company received notice in October 1994 of the completion of an Expanded Site Investigation of the Conda Plant by the Environmental Protection Agency
under the Federal Superfund Program.   The investigation included well water
sampling and testing to determine the potential impacts posed by the site to the surrounding environment, specifically to ground water. The conclusion reached by the EPA was that no further action under the Federal

Superfund Program is currently recommended at the Conda Plant. (See Note 7 to the Consolidated Financial Statements for further information on environmental matters.)

                          PART II -- OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on November 15, 1994 following solicitation of proxies for consideration of the following proposals:
(All share amounts are pre-split.)

1. To elect Craig D. Harlen as a Class I director for a three year term. Shares voted for - 39,443,803; shares voted against - 68,330.

2. To approve the Nu-West Industries, Inc. 1994 Employee Stock Incentive Plan. Shares voted for - 38,968,465; shares voted against - 485,559.

3. To approve the Nu-West Industries, Inc. Nonemployee Director Stock Option Plan. Shares voted for - 38,902,375; shares voted against - 523,430.

4. To authorize a reverse stock split of one share of newly issued Common Stock for five, six or eight shares of existing Common Stock, as thereafter determined by the Board of Directors, pursuant to an Amendment to the Company's Restated Certificate of Incorporation. Shares voted for - 39,239,498; shares voted against - 235,873.

Item 5.  OTHER INFORMATION

On November 15, 1994, the Board of Directors approved a one-for-six reverse stock split to be effective at the close of business on December 9, 1994. Accordingly, the Restated Certificate of Incorporation was amended to reduce the number of authorized shares of common stock to 16,666,667.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.(i) Amendment to the Restated Certificate of Incorporation dated December 9, 1994.

27     Financial Data Schedule.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      NU-WEST INDUSTRIES, INC.



Dated:    January 31, 1995            /s/    MARK R. SANDERS
      --------------------------      -----------------------------
                                      Senior Vice President and
                                      Chief Financial Officer