Form 10-Q
period 1995-03-31
NU WEST INDUSTRIES INC
filed 1995-05-08
CIK 840759

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    -------

                                   FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995

          [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____



                        Commission file number 0-17399

                                     -------

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

                                Yes   X      No
                                     ---         ----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of April 30, 1995, there were approximately 8,086,280 shares of the registrant's common stock outstanding.


===============================================================================

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                          (in thousands)
                                                    March 31, 1995    June 30,
ASSETS                                                (Unaudited)       1994
                                                    ---------------  ----------
CURRENT ASSETS
   Cash                                                   $    222    $  1,137
   Receivables, net of allowance for doubtful
      accounts of $259,000 and $311,000                     12,080       9,543
   Inventories                                              22,070      18,888
   Deferred turnaround costs                                 1,249       1,397
   Prepaid expenses and other current assets                 1,015         990
                                                          --------    --------
          Total current assets                              36,636      31,955

PROPERTY, PLANT AND EQUIPMENT, less
   accumulated depreciation and amortization                37,573      38,793

DEFERRED FINANCING FEES                                      9,119       9,717
DEFERRED COSTS AND OTHER ASSETS                              5,142       3,720
                                                          --------    --------

        Total assets                                      $ 88,470    $ 84,185
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                      $  5,035    $  5,262
   Accounts payable                                          1,961       1,456
   Accrued liabilities                                       6,417       8,506
                                                          --------    --------

        Total current liabilities                           13,413      15,224

LONG-TERM DEBT                                              60,273      60,589
OTHER LIABILITIES                                              229         141
DEFERRED INCOME TAXES                                          731         924
                                                          --------    --------
        Total liabilities                                   74,646      76,878

STOCKHOLDERS' EQUITY
   Preferred stock, Class A, $100 par value,
    290,000 shares authorized and outstanding               29,000      29,000
   Preferred stock, Class B, $100 par value,
    20,000 shares authorized, 344 and 362 shares
    outstanding, respectively                                   34          36
   Common stock, $.01 par value, 16,666,667 shares
      authorized, 8,086,280 shares outstanding                  81         485
   Additional paid-in capital                               46,972      46,566
   Accumulated deficit                                     (62,263)    (68,780)
                                                          --------    --------
        Total stockholders' equity                          13,824       7,307
                                                          --------    --------

        Total liabilities and
           stockholders' equity                           $ 88,470    $ 84,185
                                                          ========    ========

  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATION

                    (in thousands, except per share amounts)
                                  (Unaudited)

                                     For the Three Months    For the Nine Months
                                       Ended March 31,         Ended March 31,
                                       1995        1994       1995        1994
                                    ----------  ----------  ---------  ----------

Net sales                             $26,317     $26,017   $ 76,075    $ 67,619

Cost of sales                          19,238      20,790     58,841      57,870
                                      -------     -------   --------    --------
    Gross margin                        7,079       5,227     17,234       9,749

Selling, general and
  administrative expense                1,266       1,364      3,442       3,449
                                      -------     -------   --------    --------

Income from operation                   5,813       3,863     13,792       6,300

Interest expense                        2,407       2,152      7,141       6,459

Other (income) expense, net                21          89        134          56
                                      -------     -------   --------    --------

Income (loss) before extra-
  ordinary item, minority
  interest and income taxes             3,385       1,622      6,517      (  215)

Minority interest                           -           -          -          56

Income taxes                                -           -          -           -
                                      -------     -------   --------    --------

Net income (loss) before extra-
  ordinary item                         3,385       1,622      6,517    (    159)

Extraordinary loss from early
  extinguishment of debt                    -           -          -    (  1,660)
                                      -------     -------   --------    --------

Net income (loss)                       3,385       1,622      6,517    (  1,819)

Preferred dividend
  requirements                        (   799)   (    798)    (2,395)   (  2,393)
                                      -------     -------   --------    --------

Net income (loss) applicable to
  common shareholders                 $ 2,586     $   824   $  4,122      (4,212)
                                      =======     =======   ========    ========

Net income (loss) before extra-
  ordinary loss per common share         $.28        $.12       $.46    $ (  .51)

Extraordinary item                          -           -          -      (  .33)
                                      -------     -------   --------    --------

Net income (loss) per common
  share                                  $.28        $.12       $.46    $ (  .84)
                                      =======     =======   ========    ========

Weighted average common stock
  and equivalents outstanding           9,091       7,174      8,993       4,988
                                      =======     =======   ========    ========

  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Nine Months Ended March 31, 1995

                      (in thousands, except share amounts)
                                  (Unaudited)


                                                                                ADDITIONAL
                   PREFERRED STOCK    PREFERRED STOCK                            PAID-IN    ACCUMULATED
                       CLASS A            CLASS B             COMMON STOCK       CAPITAL      DEFICIT
                   ----------------  -----------------  ----------------------  ----------  ------------
                   SHARES   AMOUNT    SHARES   AMOUNT      SHARES      AMOUNT
                   -------  -------  --------  -------  -------------  -------

Balance,           290,000  $29,000      362      $36     48,517,677     $ 485     $46,566      $(68,780)
June 30, 1994

Preferred stock
surrendered                              (18)      (2)                                   2

Reverse stock
split                                                    (40,431,397)     (404)        404

Net income                                                                                         6,517
                   -------  -------  --------  -------  -------------  -------  ----------  ------------
Balance,
March 31, 1995     290,000  $29,000      344    $  34      8,086,280       $81     $46,972      $(62,263)
                   =======  =======  ========  =======  =============  =======  ==========  =============


  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        (in thousands)
                                                For the Nine     For the Nine
                                                Months Ended     Months Ended
                                               March 31, 1995   March 31, 1994
                                                 (Unaudited)      (Unaudited)
                                               ---------------  ---------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
ACTIVITIES
    Net income (loss)                                $  6,517         $ (1,819)
    Depreciation, depletion and amortization            4,214            4,111
    Interest paid in kind                               2,096            1,006
    Amortization of loan fees and discounts             1,122            1,287
    Write off of loan fees and discounts                    -            1,560
    Other                                                 (52)              62
    Changes in operating assets and
     liabilities                                      ( 7,259)         (16,107)
                                                     --------         --------
      Net cash provided by (used for)
       operating activities                             6,638          ( 9,900)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
ACTIVITIES
    Capital expenditures                              ( 4,584)         ( 1,744)
    Proceeds from sale of fixed assets                      8                -
    Proceeds from collection of long-term
     note                                                  81                -
                                                     --------         --------
      Net cash provided by (used for)
       investing activities                           ( 4,495)         ( 1,744)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
ACTIVITIES
    Proceeds from revolving lines of
     credit                                             8,300           48,399
    Principal payments on revolving
     lines of credit                                  ( 8,300)         (42,339)
    Proceeds from long-term debt                          960           43,250
    Principal payments on long-term debt              ( 4,018)         (35,122)
    Proceeds from issuance of common stock                  -               61
                                                     --------         --------
      Net cash provided by (used for)
       financing activities                           ( 3,058)          14,249
                                                     --------         --------

NET INCREASE (DECREASE) IN CASH                       (   915)           2,605

CASH AT BEGINNING OF PERIOD                             1,137               92
                                                     --------         --------

CASH AT END OF PERIOD                                $    222         $  2,697
                                                     ========         ========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
    Cash paid for interest                           $  4,016         $  5,277
    Cash paid for income taxes                            193              432

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

                            March 31,  June 30,
                              1995       1994
                            ---------  --------

        Finished goods        $ 5,988   $ 3,705
        Work in progress        2,559     2,885
        Raw materials           9,987     8,894
        Supplies                3,536     3,404
                              -------   -------

                              $22,070   $18,888
                              =======   =======

(4)  NET INCOME (LOSS) PER COMMON SHARE

Net income or loss per common share is computed by dividing earnings applicable to common shareholders by the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares include shares issued and shares issuable under dilutive stock options and warrants giving retro-active effect to the reverse stock split which was effective on December 9, 1994 (See Note 2). The effect of the Company's common stock equivalents was anti-dilutive at March 31, 1994.


(5)  SYNTHETIC SILICA BUSINESS

Summarized financial information for the segment of the Company's business which NuTec Mineral and Chemical Company represents is as follows (in thousands):

                                       For the Three Months  For the Nine Months
                                         Ended March 31,       Ended March 31,
                                         1995       1994       1995       1994
                                       ---------  ---------  ---------  --------

   Net sales to unaffiliated
    customers                              $   -      $   8     $    -    $  145

   Net loss                                  172        127        466     1,040

   Depreciation and amortization               -          -          -        60

   Capital expenditures                        -          2          -        29

   Identifiable assets as of
      March  31,                               -          -      5,198     5,282

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

The phosphoric acid process water and calcium sulfate or "phosphogypsum" handled at the Company's Conda Plant are currently exempt from regulation as a "hazardous waste" under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"). The EPA, with input from an advisory committee, is currently evaluating potential improved processing, handling and storage measures for phosphogypsum under provisions of the Toxic Substances Control Act and the RCRA. The exact requirements of those potential future rules cannot be predicted with certainty at this time but will likely affect the Company's handling of these materials.

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

In March 1994, the EPA issued a Notice of Violation pertaining to a number of excess SO\\2\\ emissions during the period from October 1989 to May 1993. The Company has negotiated a settlement with the EPA, which is now pending final federal court approval, that provides for the payment of a $150,000 fine and reduced SO\\2\\ emissions limitations until November 1995, at which time the Company will shut down the older of its two sulfuric acid plants. The Company has entered into a five-year contract with Kennecott Utah Copper Corporation to replace the production of this plant. (See Note 13 to the Company's June 30, 1994 Consolidated Financial Statements for further information.)

The Company has recently received a Notice of Violation from the EPA for alleged violations under the Safe Drinking Water Act ("SDWA") relating to testing and reporting on the quality of water used for human consumption from a public water supply system at the Conda Plant. The Company has initiated testing of water that potentially could be used for human consumption and believes, based on discussions with agency officials, that no or only minimal civil penalties will be assessed in connection with this matter. However, the Company has committed to make improvements to its water supply system to comply with SDWA requirements at a cost of approximately $100,000.

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

Prices for phosphate fertilizer products dropped to record low levels industry-wide during the Company's fiscal year 1993. Beginning in the Fall of 1993, a steady recovery of product prices began as a result of reduced production by certain U.S. Gulf Coast manufacturers and improved export demand. The average prices received for the Company's dry granular products were 13 - 19% higher during the quarter ended March 31, 1995 compared to the previous year's quarter, and prices for its liquid products increased approximately 9%. The combination of product price gains and ore cost reductions, which offset other raw material cost increases in conjunction with increased production, has enabled the Company to post substantially improved operating earnings and net income for the quarter and nine month period ended March 31, 1995.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1995 VS. QUARTER ENDED MARCH 31, 1994

Consolidated net income for the quarter ended March 31, 1995 was $3.4 million, or $.28 per share after provision for preferred stock dividends. This compares to $1.6 million, or $.12 per share after provision for preferred stock dividends for the three months ended March 31, 1994. Included in the consolidated results are losses from NuTec Mineral and Chemical Company ("NuTec") (net of minority interest and including amortization of goodwill) of $236,000 and $127,000 for the quarters ended March 31, 1995 and 1994, respectively.

Net sales increased 1% to $26.3 million for the current quarter compared to $26.0 million for the corresponding quarter in the previous fiscal year. Improved product prices caused an 11% increase in sales revenue which was offset by a 10% decrease due to reduced sales volume. The decrease in sales volume resulted from a 31% decrease in sales tons on a phosphoric acid ("P\\2\\O\\5\\") basis of dry granular fertilizer products which was partially offset by a 2% increase in sales tons of liquid products. Weather conditions in the Spring of 1995 have delayed crop planting and fertilizer application, resulting in reduced shipments for the quarter ended March 31, 1995 as compared to shipments during the third quarter of fiscal 1994. The planting season was early in the Spring of 1994 due to dry weather conditions, particularly in the Western U.S. Sales of liquid products accounted for 60% of net product sales for the quarter ended March 31, 1995 and 54% for the quarter ended March 31, 1994 and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $7.1 million for the quarter ended March 31, 1995 compares to a gross margin of $5.2 million for the comparable prior year quarter. This increase in margin is due to improved product sales prices discussed above and stable production costs. Production costs were the same for both quarters despite a 121%, 33%, and 9% increase in sulfur, sulfuric acid and ammonia, respectively, which are significant raw materials of the company's products. These increases were offset by a 17% decrease in the cost of phosphate rock, the principal raw material in the Company's products. This decrease in the cost of phosphate rock resulted from savings due to the purchase of rock from Rhone Poulenc Basic Chemical Company ("RP") under a seven year purchase contract. (See Note 13 to the Company's Consolidated Financial Statements for the year ended June 30, 1994 for further information). Also, contributing to the decreased per ton costs was a 6% increase in production volumes during the quarter ended March 31, 1995 as compared to those of the quarter ended March 31, 1994 on a P\\2\\O\\5\\ basis.

Selling, general and administrative ("SGA") expense decreased $98,000 from the prior fiscal year's quarter and decreased as a percentage of sales from 5.2% to 4.8%. Interest expense increased by $255,000 largely as a result of the increase in the prime lending rate during fiscal 1995.

NINE MONTHS ENDED MARCH 31, 1995 VS. NINE MONTHS ENDED MARCH 31, 1994

Consolidated net income for the nine months ended March 31, 1995 was $6.5 million, or $.46 per share, as compared to a net loss of $159,000 or $.51 per share, before the extraordinary loss from the write off of loan fees and discounts for the nine months ended March 31, 1994. The total consolidated net loss for the nine month period ended March 31, 1994 was $1.8 million, or $.84 per share, including the extraordinary loss of $1.7 million. Included in the consolidated results are losses from NuTec Mineral and Chemical Company (net of minority interest and including amortization of goodwill) of $650,000 and $1.0 million for the nine months ended March 31, 1995 and 1994, respectively.

Net sales were $76.1 million for the current period compared to $67.6 million for the comparable prior year period, or a 13% increase. Improved product
prices caused  the increase in sales revenue.   Per ton sales prices of liquid
fertilizer products increased approximately 9% while the average prices for dry granular products improved 18% for the period ended March 31, 1995 as compared to the corresponding previous year's period. Sales of dry granular products on a P\\2\\O\\5\\ ton basis decreased 10% during the nine months ended March 31, 1995 as compared to the same period ended March 31, 1994 which was partially offset by a 6% increase in the sales of liquid fertilizer products. Sales of liquid products accounted for 57% of net product sales in the current period and 56% in the prior year period, and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $17.2 million for the nine months ended March 31, 1995 compares to a gross margin of $9.7 million for the comparable prior year period. This improvement is a result of the higher product prices discussed above. The per ton production costs of liquid fertilizer products was unchanged for the nine months ended March 31, 1995 as compared to the same period ended March 31, 1994 while increases in the per ton cost of the Company's dry granular
products ranged from 1 - 3%.   Although the cost of phosphate ore for the nine
months ended March 31, 1995 decreased by 13% as compared to the nine months ended March 31, 1994, the cost of sulfur, sulfuric acid and ammonia increased 56%, 71% and 11%, respectively. Production volume increased 3% for the period ended March 31, 1995 as compared to the corresponding period ended March 31, 1994.

SGA expense was the same for the nine months ended March 31, 1995 as it was for the period ended March 31, 1994 but decreased as a percentage of sales from 5.1% to 4.5% as a result of the increase in sales revenue. Interest expense increased $682,000 largely as a result of the change to variable rate debt instruments as part of the Recapitalization Plan in November 1993 and the increase in the prime lending rate during the nine months ended March 31, 1995. (See Note 4 to the Company's Consolidated Financial Statements for the year ended June 30, 1994 for further information.)

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities: Cash provided by operations for the nine months ended March 31, 1995 was $6.6 million as compared to a use of cash of $9.9 million for the period ended March 31, 1994. The Company's liquidity and profitability have improved significantly during the past eighteen months as a result of higher phosphate fertilizer prices and the realization of phosphate ore cost reduction. Sales volumes and prices reflect good demand in the Company's market area. Prices averaged 18% and 9% higher for dry and liquid products, respectively, for the nine months ended March 31, 1995 than for the nine months ended March 31, 1994. Sulfur prices compared over the same periods are approximately 56% higher, a result primarily of increased demand by the phosphate fertilizer industry. Ammonia prices have risen during fiscal 1995 due to high demand for and reduced supply of nitrogen fertilizers, and are expected to remain at relatively high levels in future months. The Company expects further moderate increases in its cost of sulfur and ammonia in the near term. Offsetting these raw material cost increases, the Company expects continued savings from the purchase of ore under the RP Agreement. The combined effect of higher product prices and cost reduction efforts has been improved product margins and significantly higher earnings.

Weather conditions during the quarter ended March 31, 1995 have delayed spring planting and resulted in somewhat lower sales volumes for the quarter as
compared to the quarter ended March 31, 1994.   Demand for phosphate fertilizer
products in the Company's market area has been good and the Company expects moderately good product shipments during its fiscal fourth quarter in spite of weather delays, based on current domestic market information. The outlook for product prices industry-wide remains positive based on the need for phosphates in both the United States and in foreign markets such as China, India and South America. Increased buying in the international market has been a key factor in the balancing of supply and demand that has led to reduced inventories and product price recovery. It is difficult, however, to forecast the future effect or duration of the near term buying patterns of China and India. The Company's product prices continue to be directly related to those received by producers of phosphate fertilizers in the U.S. Gulf Coast region, and the uncertainties associated with the export market serviced by those producers. Factors such as weather conditions, the timing and quantity of export demand, and other unforeseeable market forces on a world-wide basis have frustrated previous attempts to predict with accuracy a sustained recovery. In spite of these uncertainties, the Company remains optimistic for continued price stability in the months ahead based on demand within its market area and reported expectations of near-term export shipments.

The Company finances its working capital needs through its revolving line of credit. Working capital increased by $7.3 million due primarily to a $2.2 million increase in accounts receivable, a $3 million increase in inventories, and a $2.2 million decrease in accrued liabilities. Accounts receivable have increased due to the increased sales volume during the Spring planting season as compared to June sales which are typically low immediately following the Spring planting season. Inventories have increased due to increased finished good inventory resulting from increased production rates and the delayed Spring planting season as discussed above. Ore inventories are higher at March 31, 1995 than at June 30, 1994 due to unusually low levels at June 30, 1994 resulting from the transition to ore purchased under the RP contract. Accrued liabilities decreased due to payments of expenses related to the RP contract.

The Company's revolving credit facility bears interest at prime plus 2% (11% at March 31, 1995). Cash balances were $222,000 and unused borrowing capacity totalled approximately $6.3 million. Outstanding borrowings were $8.7 million at March 31, 1995. The Company had working capital of approximately $23.2 million and a current ratio of 2.73:1 at March 31, 1995. Based on current projections, the Company expects results of operations to generate sufficient borrowing capacity under its revolving line of credit to continue to meet its working capital needs.

Investing Activities: Capital expenditures were $4.6 million for the nine months ended March 31, 1995. Of this amount $1.2 million relates to the RP Agreement and $1.0 million relates to construction of certain assets required by the sulfuric acid purchase contract with Kennecott. (See Note 13 to the Company's June 30, 1994 Consolidated Financial Statements for further information.)

Future capital expenditure requirements of the Company include an additional $1.0 million required by the RP Agreement, approximately $3 million required by the Kennecott Agreement and $2.5 million for the construction of a new double lined cooling pond to be completed during the summer of 1995. In addition the Company believes that approximately $2 million per year of estimated capital expenditures, along with an approximate $4-5 million per year of annual maintenance turnaround expenditures (included in cost of sales), will be sufficient to maintain production capacity of the Conda Plant for the foreseeable future.

Financing Activities: The capital expenditure requirements for the RP Agreement, the new cooling pond and those required to maintain capacity will be funded from the results of operations. The construction of the assets required by the Kennecott contract will be financed by a five-year, $4 million loan from Kennecott. Borrowings under this facility were $907,000 at March 31, 1995.

The Company has made $4 million in regularly scheduled principal payments on its senior secured term loan during the nine months ended March 31, 1995.

Other: The Company has retained an investment banking firm to assist it in exploring alternatives for enhancing long-term shareholder value. The alternatives under consideration have not been limited, and could include strategic relationships with other significant fertilizer producers and/or customers, the sale or merger of the Company, the formation of a joint venture with one or more parties, or the continuation of the Company's current business plan to concentrate on internal growth. The Company has made no decision to pursue any particular alternative, and no assurance can be given that any transaction will result from this review and analysis.


                          PART II -- OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See the Company's December 31, 1994 Form 10Q.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

27   Financial Data Schedule.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NU-WEST INDUSTRIES, INC.



Dated:      May 5, 1995                 /s/  MARK R. SANDERS
      --------------------------------  -------------------------
                                        Senior Vice President and
                                        Chief Financial Officer