Form 10-K
period 1995-06-30
NU WEST INDUSTRIES INC
filed 1995-08-24
CIK 840759

                                                                       CONFORMED
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   ---------

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended JUNE 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

                         Commission file number 0-17399

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Exchange
                Title of Each Class        on Which Registered
                -------------------        -------------------
                        None                       None

          Securities registered pursuant to Section 12(g) of the Act:

            Common Stock ($.01 par value)       NASDAQ Stock Market
      Class A Preferred Stock ($100 par value)  NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]


Based on the NASDAQ Stock Market closing sales price as of July 31, 1995, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $42.5 million.

As of July 31, 1995, there were approximately 8,086,363 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference
-----------------------------------

None
================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.    BUSINESS........................................................    1
           Introduction and Overview.......................................    1
           The Fertilizer Market...........................................    3
           Principal Products..............................................    4
           Sales and Marketing.............................................    6
           Competition.....................................................    7
           Existing Mining Operations......................................    7
           Manufacturing Process and Raw Materials.........................   10
           Environmental Matters...........................................   11
           NuTec Mineral and Chemical Company..............................   12
           Employees.......................................................   13

ITEM 2.    PROPERTIES......................................................   14

ITEM 3.    LEGAL PROCEEDINGS...............................................   15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.........................................................   16


                                    PART II

ITEM 5.    TRADING MARKET FOR COMMON STOCK AND DIVIDEND
           POLICY..........................................................   17

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA............................   19

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION..............................   20
           General.........................................................   20
           Results of Operation............................................   21
           Acquisitions and Dispositions...................................   23
           Liquidity and Capital Resources.................................   24
           Changing Prices and Inflation...................................   28

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   30

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                                      (i)


           ACCOUNTING AND FINANCIAL DISCLOSURE.............................   31


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT......................................................   32

ITEM 11.   EXECUTIVE COMPENSATION..........................................   34

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..................................................   43

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   46


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.............................................   47

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS


INTRODUCTION AND OVERVIEW

Nu-West Industries, Inc. (the "Company") is engaged in the production and sale of concentrated, phosphate-based fertilizer products for markets primarily in western North America. All references to a "fiscal" year are to the twelve month period ended June 30 of that year.

On August 10, 1995 the Company and Agrium Inc. announced that they have entered into a definitive merger agreement (the "Merger Agreement") which provides for the acquisition of the Company by Agrium. Under the terms of the Merger Agreement, a subsidiary of Agrium is making a tender offer to purchase all of the outstanding common stock of the Company at $10.50 per share in cash. The tender will expire on September 14, 1995 unless extended. As soon as practical following the tender offer, the Agrium subsidiary will merge into the Company, and each remaining share of the Company's common stock will be converted into the right to receive $10.50 per share in cash. See Item 7 "Liquidity and Capital Resources - Other" for further information.

The Company owns fertilizer manufacturing facilities located near Soda Springs, Idaho (the "Conda Plant") and through fiscal 1994 conducted phosphate ore mining and milling operations through a general partnership (the "Conda Partnership"). The Company was formed in July 1987 for the purpose of acquiring the Conda Plant and a 50% interest in the Conda Partnership from bankruptcy proceedings relating to Beker Industries Corp. ("Beker"). As part of that purchase transaction, the Company succeeded to substantial tax net operating loss carryforwards available to Beker. The Company acquired the other 50% interest in the Conda Partnership in July 1992.

The Company's production and marketing strategy emphasizes the liquid fertilizer product Super Phosphoric Acid ("SPA"). The Company services a diverse base of agricultural customers geographically dispersed across the western portion of North America, and is perceived as a high quality manufacturer of liquid fertilizer products while maintaining a price competitive position. The Company believes it has an approximate 40% share of the SPA market and an approximate 30% share of the total phosphate fertilizer market in its market area. Total fertilizer customers number in excess of 200, although sales to only one exceeded 10% of total product sales for fiscal 1995. The Company benefits from its close proximity to certain raw materials used in its production processes, including phosphate ore, sulfur, and sulfuric acid.

The Company has emerged from a period marked by liquidity problems and a significant increase in long-term debt as the result of a failed expansion strategy into the export market by previous management in 1988, the bankruptcy of a subsidiary of the Company in 1990, and product prices throughout the phosphate ferilizer industry which reached historic low levels in 1993. During this period, the Company refocused its efforts around the Conda Plant, which has historically been a profitable operation. The combination of product cost reductions and a strong industry-wide fertilizer price recovery beginning in 1994 has led to substantial gains in profitability and cash flow for the Company.

In fiscal 1994, the Company refinanced its long-term debt as part of a Recapitalization Plan approved by a vote of its shareholders in October 1993. The Recapitalization included the refinancing of a significant portion of the Company's outstanding debt to longer maturities, the conversion of certain existing debt from a senior secured to a junior unsecured position with no current payment of interest, and the issuance of warrants to acquire approximately 58% of the Company's common stock on a fully diluted basis. The Recapitalization was completed on November 2, 1993.

The Recapitalization allowed the Company to make significant improvements to its operating cost structure. Until November 1993, the Company operated its own phosphate ore mining operation through the Conda Partnership, which has the rights to approximately 60-70 million tons of proven ore reserves, sufficient for nearly 40 years of operations at present ore consumption rates. In fiscal 1994, the Company entered into a seven year purchase agreement with Rhone-Poulenc Basic Chemicals Company, a division of Rhone-Poulenc, Inc. ("RP") to purchase phosphate ore from a 20-year deposit owned by RP near the Conda Plant (the "RP Agreement").

The RP Agreement provides the Company with higher grade ore at a substantially lower cost than the Company could obtain from its own reserves. These savings are due primarily to less costly mining operations resulting from the geologic formation of the RP reserves, and production efficiencies at the Conda Plant which result from the higher concentration of phosphate ("P\\2\\0\\5\\") in the RP ore relative to the Company's own reserves. The Company will retain its existing reserves for development in future years. In June 1995, the RP Agreement was extended for an additional five years through 2005.

In July 1994, the Company entered into an agreement with Kennecott Utah Copper Corporation ("Kennecott") for the purchase of sulfuric acid beginning in fiscal 1996 (the "Kennecott Agreement"). This purchase contract will replace the production from a sulfuric acid facility at the Conda Plant which is being phased-out. See Item 7, "Liquidity and Capital Resources" for further information.

A one-for-six reverse stock split was proposed by the Company and approved by its shareholders in November 1994. The stock split became effective at the close of business on December 9, 1994 and the number of authorized shares of common stock was reduced to 16,666,667.

In March 1995, the Company disclosed that it had retained PaineWebber Incorporated to assist it in exploring alternatives for enhancing long-term shareholder value. Alternatives to be considered included, but were not limited to, strategic relationships with other fertilizer producers and customers, the sale or merger of the Company, or the continuation of the Company's current business plan of internal growth. The result was the Merger Agreement.

On August 3, 1995, the Company completed the refinancing of substantially all of its long-term debt, including all of the senior secured, senior unsecured and junior unsecured debt incurred during the 1993 Recapitalization. The new credit facility results in a lower blended interest rate and estimated savings in fiscal 1996 of approximately $2.6 million in interest expense based on current interest rates and loan balances. See Item 7, "Liquidity and Capital Resources" for further information.

The Company's manufacturing and certain administrative offices are located near Soda Springs, Idaho. The Company's marketing and executive offices are located at 8400 East Prentice Avenue, Suite 1320, Englewood, Colorado, 80111. The telephone number is (303)721-1396.


THE FERTILIZER MARKET

Phosphate fertilizer production capacity of U.S. producers is estimated to be approximately 12 million tons per year of P\\2\\O\\5\\ equivalent, with the majority of the domestic production capacity located in the Gulf Coast states and in North Carolina. Approximately 925,000 tons per year of P\\2\\O\\5\\ equivalent are produced at three facilities in the western United States. The Conda Plant has a phosphoric acid production capacity of approximately 300,000 tons per year of P\\2\\O\\5\\ equivalent. Currently, it is estimated that 55-60% of U.S. production, on a P\\2\\O\\5\\ equivalent basis, is exported. Other than sales to customers in Canada and Mexico, which accounted for approximately 14% of the Company's fiscal 1995 gross sales revenues, the Company did not export any of its fertilizer products.

The western North American phosphate fertilizer market is highly dependent on the agricultural economy, particularly the size of annual crop plantings, weather conditions, USDA and other government farm programs, and disposable farm income levels. Export demand for U.S. phosphate products also plays a major role in the supply available for and the product price in the domestic fertilizer market. Various unfavorable combinations of these factors during recent years resulted in price volatility and generally lower prices. Closer proximity to sources of certain raw materials, the ability to diversify product mix and the emphasis by the Company on the production and sale of liquid fertilizer products have, among other factors, moderated the effect of the cyclicality of the domestic fertilizer business on the Conda Plant's operations. Average prices received by the Company for products in its market area tend to follow the relative movement of prices received in the U.S. Gulf Coast region. However, freight differentials and other geographical factors result in generally higher costs and average product prices in the western U.S.

Prices for phosphate fertilizer products dropped to twenty-year low levels industry-wide during fiscal years 1992 and 1993. India and China, which historically accounted for well over half of U.S. phosphate export activity, determine to a large extent the level of export demand. Currency instability in China and political uncertainty regarding fertilizer subsidies in India resulted in a substantial reduction in demand for phosphate products from the U.S. during fiscal years 1992 and 1993. Adding further to the world-wide imbalance in supply and demand was significantly reduced consumption of fertilizer by the former Soviet Union and Eastern European countries as a result of difficulties
related to conversion of those economies to free market systems.   Industry
consolidation during this period significantly reduced the number of U.S. producers, and some curtailment in production output has followed. Beginning in the fall of 1993 a price recovery resulted from the combination of this reduced production output and improved export demand, largely from China. However, the volatility of the market has historically frustrated attempts to predict with accuracy future pricing trends.

Extremely wet weather patterns in the western and central U.S. during the peak fertilizer consumption period of March and April 1995 resulted in lower than anticipated application rates and relatively high inventories at the conclusion of the spring season. Prices remained relatively stable, however, during the spring season and did not decline significantly until the normal off-season summer months. Price declines were more pronounced with liquid phosphate products than with dry granular products due to limited industry-wide storage capacity and shorter shelf life; dry granular fertilizer is more easily stored for longer durations. Sales volumes of liquids have also declined in early fiscal 1996 due to carryover inventories from the spring season.


PRINCIPAL PRODUCTS

Phosphate fertilizers provide phosphorus, one of the three primary plant nutrients required by plant life. The other two primary nutrients are nitrogen and potassium. Phosphate fertilizer products which are made with ammonia also provide nitrogen. The principal applications of phosphate fertilizers are in the production of corn, wheat, soybeans, barley, cotton, and other small grain crops, fruits and vegetables. Phosphate rock, sulfur and anhydrous ammonia are the primary raw materials for the production of ammonium phosphate fertilizers. Phosphate rock is combined with sulfuric acid to produce phosphoric acid which is then either (i) combined with anhydrous ammonia to produce various dry granular fertilizers that are differentiated by their NPK content (% nitrogen-% phosphorus-% potassium), including DAP (18-46-0), MAP (11-52-0) and 16-20-0, or
(ii) concentrated to produce liquid fertilizer products containing no nitrogen and 52% to 72% P\\2\\O\\5\\. Generally, a product with a higher P\\2\\O\\5\\ content sells for a higher price per unit. The Conda Plant produces multiple products and alters its product mix to meet the changing requirements of its customers. The following is a brief description of the products manufactured at the Conda Plant.

       Super Phosphoric Acid
       ---------------------

The manufacture of liquid SPA accounts for approximately 50% of the Company's total production volume and sales, and a substantially higher percentage of its gross profits. SPA is produced by concentrating phosphoric acid to a level of 68-72% P\\2\\O\\5\\. Because of its unique chelating and suspending properties, which allow impurities to remain dissolved, SPA has few substitutes as a liquid fertilizer, and is the highest margin product currently manufactured by the Company. The use of liquid fertilizer as a percentage of total phosphate fertilizers applied in the domestic U.S. market has grown steadily over the past few years, due to its agronomic, economic and ecologic advantages. SPA is not an end use fertilizer but is upgraded, mixed or blended with other liquid nutrients, pesticides and/or herbicides before it is applied. As a liquid, it allows for easy and precise application to crops, which makes more nutrient available for use by the plant, and can be injected below the soil in minimum-till or no-till programs to prevent leaching into waterways.

The customers for SPA are diverse and consist of large wholesalers such as cooperatives and grain companies, and many smaller independent distributors. The principal factors in the SPA customer purchase decision are price, dependability of supply and quality. Phosphate solution products are primarily used for corn, wheat, alfalfa and soybeans; however, the properties and ease of application allow for use on other row crops such as lettuce, strawberries and cotton.

The Conda Plant has a current production capacity for SPA of approximately 175,000 P\\2\\0\\5\\ tons annually. This represents approximately 55% to 60% of the Conda Plant's phosphoric acid capacity. The remaining capacity is used to produce dry granular fertilizer products.

     Merchant Grade Acid
     -------------------

Merchant Grade Acid ("MGA"), is produced by concentrating phosphoric acid to a level of 52% P\\2\\O\\5\\. Like SPA, MGA contains no nitrogen and is generally diluted and mixed with other nutrients before application. The characteristics of MGA are similar to those of SPA, but because of certain processing and storage requirements the capacity to produce MGA is currently limited to approximately 14,000 P\\2\\0\\5\\ tons per year.

     Dry Granular Products
     ---------------------

Dry granular products manufactured at the Conda Plant are commodities and consequently are very price sensitive in the market place. The customers for these dry products are more diverse than for liquid products, and they range from large cooperatives to small retail stores. The uses for dry granular fertilizer are varied, and they can be applied to many different crops including corn, wheat, vegetables, rice and grasses.

The major dry granular fertilizer products manufactured by the Company are:

     . Diammonium Phosphate ("DAP" or 18-46-0); DAP is the most common granular phosphate fertilizer product manufactured by domestic producers, and as much as 70% of total U.S. production of DAP is exported.

     .  Mono-ammonium Phosphate ("MAP" or 11-52-0)

     .  Ammonium Phosphate (16-20-0)


SALES AND MARKETING

The Company's customers include retailers, distributors, producers and others who purchase in bulk for use or resale, before or after blending with other fertilizer materials. The Company also enters into a limited number of exchange agreements with other domestic producers whereby the parties trade equivalent quantities of products for delivery by each other to or for the account of the other. The Company's products are distributed by rail and, to a lesser extent, by truck.

The Company's sales and inventory levels follow the seasonal trends of the fertilizer business. Periods of heavy crop planting in the spring and fall seasons result in relatively higher sales and receivables, while early summer and winter generally reflect a build-up of product inventory. The Company's emphasis on liquid fertilizers somewhat mitigates the seasonality of sales with relatively constant demand as dealers refill storage tanks on a year-round basis. Limited storage life and capacity for these liquids results in a greater need to sell and ship product throughout the year than for dry granular fertilizers, which can be stockpiled and moved between producers, dealers and end-users more readily as needed. Receivables are typically on fifteen to thirty-day terms in the western U.S. market, although variations can occur based on competitive conditions. The Company's credit policies are generally in line with those of its competitors. The Company has had no substantial bad trade debts.

Due largely to the seasonal nature of the fertilizer business, working capital requirements vary significantly through the year. The Company's needs are generally greatest in late summer and fall due to the seasonality described above as well as the timing of the annual maintenance campaign at the Conda Plant and the ore mining schedule. Production is halted for approximately two weeks each summer for an annual refurbishment or "turnaround" of plant facilities at a time when fertilizer sales demand is low. Mining activity is at a peak during the summer months with the largest build-up of ore inventory occurring in the fall season as delivery of ore to the Conda Plant is concluded prior to the onset of winter weather.

Sales to Cenex/Land O'Lakes, Inc. constituted 17% and 16% of product sales during the fiscal years 1995 and 1994, respectively. No other customer accounts for more than 10% of the Company's aggregate revenues. The Company does not believe that the loss of any individual customer would have a material adverse impact on its consolidated operating results or financial condition. The Company's sales force consists of five field salesmen, three officers in charge of sales and a sales support staff of two based in Denver.

During fiscal years 1995, 1994, and 1993 approximately $14.0, $13.1, and $12.1 million of sales, respectively, were export sales to Canadian and to a lesser extent Mexican customers. Sales to Mexico have declined due largely to Mexico's internal economic difficulties and are not considered a material portion of the Company's sales.


COMPETITION

The phosphate fertilizer business is intensely competitive. Certain of the Company's principal competitors have greater available resources than the Company and are less dependent on phosphate-based fertilizer sales. Certain of these competitors may be at an advantage to the extent that they own, control or have access to sources of supply for raw materials at a lower cost than is available to the Company.

The relative cost of transportation of raw materials and finished product to manufacturing facilities and markets is also an important competitive factor. The Company's principal marketing area includes the United States west of the Mississippi River, the southern portions of the Canadian provinces of Alberta, Saskatchewan and British Columbia, and the northwestern Mexican states of Sonora and Sinaloa. As a result, the operations of the Conda Plant are, to some extent, insulated from competitors located outside western North America because of the cost of transporting finished products from Gulf Coast manufacturing
facilities to the principal markets served by the Company.   The lack of an
inland waterway to provide barge transportation into the Company's market area from Gulf Coast and other eastern phosphate manufacturing facilities requires more expensive rail and truck freight over relatively long distances and often mountainous terrain.

The Company's most direct competitors are the J.R. Simplot Company ("Simplot") operations located in Pocatello, Idaho, and SF Industries, a joint venture between Simplot and Farmland Industries, which owns a production facility located near Rock Springs, Wyoming. It is estimated that the total phosphate fertilizer demand within the western U.S. significantly exceeds the production capacity of the three western producers which is estimated at 925,000 tons per year of P\\2\\0\\5\\ equivalent. The Company has, and it believes that its direct competitors also have, been operating at maximum effective production capacity for the past five years, and will likely continue to do so.


MINING OPERATIONS

The Company began to receive phosphate ore under the RP Agreement in March 1994. The phosphate ore mined by RP contains higher quality ore with substantially lower overburden removal requirements than found in other known reserves in southeastern Idaho, including those owned by the Company. The Company realized significant annual production cost savings in fiscal 1995 by purchasing phosphate ore under the RP Agreement versus the estimated cost of mining its own reserves, and expects similar or greater benefits in future years.

The RP Agreement was contingent on the Company's ability to obtain and make available to RP approximately $13.3 million of mobile mining equipment. In November 1993, the Company entered into a five-year lease financing arrangement with Caterpillar Financial Services Corp. ("Caterpillar") providing for the necessary mining equipment. The equipment is subleased by the Company to RP on payment terms equivalent to those between the Company and Caterpillar. RP may cancel the sublease if the Company fails to take ore or make timely payment for ore received under the RP Agreement.

The terms of the RP Agreement provide that the Company will not be required to take a minimum annual tonnage of ore and may mine its own ore reserves, but will be responsible for idle leased equipment costs resulting from a reduction in the Company's purchase requirements below 1.6 million tons per year. The Company may not purchase more than 1.6 million tons per year without the consent of RP and must give six months' notice of reductions in its ore purchase requirements. The Company has constructed a new haul road and ore loading system at the RP mine site. Construction is also nearly completed of an equipment maintenance shop at that location at a total cost of approximately $2.2 million.

Payment for delivery of ore will be based on the actual cost of mining by RP plus 50% of the net savings recognized by RP and the Company as a result of the RP Agreement. RP is prohibited from selling its ore reserves without assumption of the RP Agreement by any purchaser. Part of the mining cost paid by the Company will be the cost of reclamation of mined acreage based on cost estimates as the ore is mined, with subsequent adjustments for actual expenditures as required. RP will be responsible for all reclamation work and has indemnified the Company against environmental exposure at the mine.

In June 1995, RP notified the Company of its intent to mothball its elemental phosphate processing facilities in Montana and cease taking ore from the mine for its own account. An amendment to the RP Agreement executed in July 1995 allows RP to resume taking ore with ninety days notice although no such action is anticipated in the foreseeable future. The Company's ore requirements have exceeded 80% of the total output of the mine since March 1994 and no material cost or operational disadvantage is expected as a result of the cessation of deliveries to RP. RP also provided notice of termination to a contractor engaged in ore hauling services at the mine. Existing equipment will allow RP to haul ore for the Company without the use of a contractor and should result in increased savings.

The Company purchased phosphate rock from the Conda Partnership from the time the Company acquired the Conda Plant and a 50% interest in the Conda Partnership in July 1987 until November 1993, when mining ceased at the Conda Partnership mine. On July 14, 1992, the Company purchased 100% of the common stock of Western Cooperative Fertilizers (U.S.) Inc. ("WCF(US)"), a previously unaffiliated entity which owned the other 50% interest in the Conda Partnership. The transaction effectively gave the Company complete ownership of the Conda Partnership, and thereby control of significant phosphate ore reserves in southeastern Idaho and the processing facilities adjacent to the Conda Plant. The name of WCF(US) has been changed to Nu-West Mining, Inc. ("Nu-West Mining"). Effective July 1, 1994, all assets of the Conda

Partnership were transferred to either Nu-West Mining or the Company, and the Conda Partnership has been dissolved.

The Company currently has an estimated 60-70 million tons of proven reserves, which are located on lands leased primarily from federal and state governments under long-term leases. Some of the leases are subject to renegotiation of certain terms at varying times over the next 16 years, including terms concerning the amount of royalty fees, penalties for failure to conduct sufficient mining operation and reclamation requirements. None of these leases require the commencement of mining operations during their term, and the Company anticipates renewals without material modifications.

With the exception of the Company's first mining season in 1987, which was shortened because of the late season startup of the Conda Plant, the Conda Partnership mined and delivered approximately 1.5 to 1.9 million tons per year through 1992. Approximately 1.2 million tons were mined during the 1993 mining season and an additional 400,000 tons were purchased from RP. The Company purchased 1.9 million tons from RP in 1994 and anticipates the purchase of a similar tonnage in the 1995 mining season. The Company does not foresee any mining operation of its own leased reserves during the remaining term of the RP Agreement.

The mining operations must meet certain reclamation requirements mandated by the Bureau of Land Management and the U.S. Forest Service. These requirements include controlling overburden disposal, backfill and reseeding. In July 1992, the Company received the 1991 Idaho Outstanding Achievement for Excellence in Reclamation for its Mountain Fuel mine from the State of Idaho and cooperating federal agencies. This award is given annually to the Idaho mining operation which, in the opinion of the state and federal agencies which have oversight in mine operation and reclamation activities, exceeds guidelines for mine site reclamation. The Company has complied with agency requirements for cash bonding to complete future reclamation of previously mined properties.

Mining operations at the existing reserves of the Conda Partnership had been carried out by a third party general contractor (the "General Contractor") since inception of the Conda Partnership. The contract required the Conda Partnership to mine a minimum amount of phosphate ore each year, or pay the General Contractor a negotiated price adjustment. In addition, the Company and the Conda Partnership were required to use the General Contractor for all mining activity on its leases through 1997.

On November 30, 1993, the Company and the Conda Partnership executed an Ore Requirement Reduction Settlement Agreement with the General Contractor providing for an extension of the mining contract through December 31, 2007 and the payment of $1,000,000 to the General Contractor. In return, the annual minimum ore requirement under the mining agreement was reduced to a minimal amount. On August 9, 1994, the Company executed a Work Reduction and Buy-Out Settlement Agreement to eliminate the minimum ore requirement, reduce the term to 2005, eliminate a requirement to use the General Contractor for ore handling functions at the Conda Plant and for certain other modifications to the contract. The Company has made a payment to the General Contractor of $100,000 for the further modification of the contract and expects to save $1.0-1.5 million annually as a result of these changes.

The Company currently has a completed mine plan, approved by government agencies, to mine an estimated six million tons of phosphate ore from its North Maybe Extension lease. This reserve would be the next lease to be developed. Approximately $2-3 million in capital expenditures and approximately six months time would be required to construct roads, power lines and loading facilities. The normal progression to this property has been postponed as a result of the RP Agreement.

The Company has complied in the past with federal lease terms, which include minimum royalty payments and other conditions and believes it will continue to do so in the future. After the stipulated renewal dates, the United States Department of Interior has the right to reasonably readjust the lease terms and conditions. Based on past experience, the Company presently believes that it will be successful in renewing its leases.


MANUFACTURING PROCESS AND RAW MATERIALS

The Company benefits from its close proximity to sources of phosphate rock, sulfuric acid, and sulfur, the principal raw materials used in its manufacturing process. Phosphoric acid is produced through the acidulation of ground phosphate rock with sulfuric acid, water and recycled phosphoric acid in reaction tanks. The sulfuric acid reacts with the phosphate slurry to produce liquid phosphoric acid and solid gypsum crystals composed of calcium sulfate, which are physically separated. The phosphoric acid is concentrated in steam evaporators, and used as feedstock in the fertilizer production process, and the gypsum crystals are impounded. The phosphoric acid is then either (i) combined with anhydrous ammonia to produce various dry granular fertilizers, or (ii) further concentrated to produce liquid fertilizer products containing no ammonia.

The sulfuric acid used in the process is either manufactured by the Company from elemental sulfur or is purchased from third party sources. Approximately 20% of the sulfuric acid utilized at the Conda Plant is currently purchased from Kennecott. All of the Company's requirements for sulfur are purchased from unaffiliated third parties who extract the sulfur as a by-product of natural gas production in western Wyoming.

The Company purchases sulfur primarily under short term contracts with terms of one year and generally based on the market price of sulfur at the beginning of each calendar quarter. The market price for sulfur has increased by 68% in fiscal 1995 over the previous fiscal year in conjunction with the recovery in phosphate fertilizer prices. Supply and demand currently appear to be relatively balanced and the Company presently expects only moderate sulfur price increases in fiscal 1996.

The Company's requirements for ammonia are purchased from unaffiliated third parties, are contracted for a year at a time, and are subject to periodic market price adjustments. Prices increased in fiscal 1995 as a result of greater demand for nitrogen fertilizers and reduced production of ammonia but have stabilized recently due to lower demand during the spring planting season resulting from wet weather conditions.

On July 28, 1994, the Company entered into the Kennecott Agreement for the purchase of 300,000 tons of sulfuric acid per year to replace the output of the older of the two sulfuric acid facilities currently operating at the Conda Plant. Shut down of the older sulfuric acid plant will significantly reduce sulfur dioxide ("SO\\2\\") emissions as proposed to the U.S. Environmental Protection Agency ("EPA") as part of a settlement of the air quality enforcement action described under "Environmental Matters." Shipments of sulfuric acid are to begin no later than November 1995, and prices under the Kennecott Agreement will be adjusted quarterly based on the equivalent cost of sulfur and the Company's selling price for one of its dry fertilizer products. The Company will continue to produce approximately 50% of its sulfuric acid requirement after shut down of the sulfuric plant.

The Company's key raw materials are available from numerous sources and the Company has experienced no difficulty in the past in obtaining them. The Company expects to be able to continue to acquire adequate supplies of raw materials, as needed.


ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local environmental laws and regulations. Significant costs could be incurred on account of these environmental laws and regulations in the future. Most of the Company's environmental expenditures and potential costs are, or would be, in response to provisions of various federal environmental laws, particularly the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (aka "Superfund"), and the land use, air, surface and ground water, and hazardous waste regulations of the State of Idaho.

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

In March 1994, the EPA issued a Notice of Violation pertaining to numerous SO\\2\\ emissions during the period from October 1989 to May 1993. The Company has negotiated a settlement with the EPA, which is now pending final federal court approval, that provides for the payment of a $150,000 fine and reduced SO\\2\\ emissions limitations until November 1995, at which time the Company will shut down the older of its two sulfuric acid plants. The Company has entered into the Kennecott Agreement to replace the production of this plant.

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


NUTEC MINERAL & CHEMICAL COMPANY

In January 1991, a wholly-owned subsidiary of the Company, Nu-West Minerals, Inc. ("Nu-West Minerals"), formed a joint venture, NuTec Mineral & Chemical Company ("NuTec"), with Mineral Technology Corporation ("MinTec") of Custer, South Dakota, for the development and production of high purity synthetic silica and other chemical and natural quartz products. MinTec had obtained a license from an international chemical company of the worldwide patented rights to a process which extracts high-purity synthetic silica in a gaseous form from the production of phosphoric acid. The process also includes techniques for the refinement and further purification of the extracted "wet cake" into dry synthetic silica products.

MinTec contributed its existing natural quartz mining and processing operations located in and around Custer, South Dakota (net of liabilities conditionally assumed by NuTec) and the license for the process to NuTec in exchange for a 20% general partnership interest. Nu-West Minerals contributed $2 million in cash, a contract for the use of the phosphoric acid production process at the Conda Plant, and a lease from the Company for the use of land and facilities in exchange for an 80% General Partnership interest. In addition, the Company provides operations support to NuTec at its actual cost.

In January 1992, NuTec obtained a $3 million senior secured term loan from GE Capital. The loan was collateralized by the assets of NuTec, including the license. The lender also received a variable profit sharing interest in the partnership for a period of ten years beginning with the quarter that commercial production commences. This loan was repaid, the joint venture was converted to a limited partnership, and a note was issued by NuTec to the Company for $3.4 million on November 2, 1993 in connection with the Recapitalization.

Effective January 1, 1994, NuTec distributed to MinTec certain assets and liabilities associated with the natural quartz business of NuTec originally contributed by MinTec. In return, MinTec reduced its ownership interest in NuTec to 5%, thereby increasing the Company's indirect ownership of NuTec to 95%. The 5% ownership interest in NuTec retained by MinTec was also converted from a general partnership interest to a limited partnership interest as part of the transaction. NuTec retained the license rights and related assets for the production of synthetic silica and certain other products.

NuTec's production facilities have been constructed at the Conda Plant for the processing of synthetic silica. These facilities have been operated sufficiently to test production capacities and to produce sample quantities of high-purity synthetic silica which have been introduced into the marketplace for analysis by prospective customers. While initial market response has been encouraging, continuous operation and process refinement will be required to meet various end-user requirements for product particle size and density. Potential end uses for which NuTec's products may serve as feedstock include high-purity glass applications, implements and crucibles used in the production of silicon crystals, low alpha fillers used for silicon chip encapsulation, fibre optic wave guides, high temperature lighting and other technical applications.

No attempt at commercial operations will be undertaken, however, unless and until NuTec is successful in marketing its products and in obtaining sufficient additional working capital to sustain operations. Uncertainty remains at this time as to the success of the production scale processes, availability of working capital, and the ultimate acceptance and marketing of NuTec's products. Development of the synthetic silica business has been constrained by lack of capital, including a restriction in its previous credit facility to the investment of not more than $300,000 in NuTec during fiscal 1995 and a limitation to investment of no more than $150,000 per year under its new credit agreement. NuTec has worked within its capital limitation to continue testing of various processes to increase particle size and density of its dry silica. Test samples of wet cake silica, using currently available product specifications, have been shipped to prospective customers in recent months for product testing. There can be no assurance, however, that an economical means of increasing particle size and density will be found or that wet cake sales will be sufficient to justify continued operations. NuTec management believes that it will recover its investment over time based on its projections of production cost and potential sales to certain interested parties. Any such sales are contingent on further testing and process refinement by such parties and the timing or certainty of any transactions cannot yet be determined.


EMPLOYEES

As of June 30, 1995, the Company had 298 employees, approximately 95% of whom were engaged in production activities. The Company believes that its relations with its employees are good. The Company maintains employee benefit plans providing for retirement savings, disability income, life insurance and medical, dental and hospitalization coverage. None of the employees of the Company is represented by a labor union.

In June 1994, the Company and its employees at the Conda Plant received recognition for an exceptional safety program from the Occupational Safety and Health Administration ("OSHA"). Following an extensive on-site OSHA review late in 1993, the Conda Plant was awarded Merit status for a three-year period as part of the agency's Voluntary Protection Program. An award received by fewer than 0.1% of eligible industrial facilities nationwide, the Conda Plant and its employees were recognized for voluntary compliance with OSHA regulations and programs and are exempted from routine compliance inspections during the three-year period of the Merit designation.

In June 1995, following an even more extensive on-site review by OSHA, the Company was awarded STAR status, the highest achievement under the Voluntary Protection Program. The Company's commitment to safety continues to be a top priority as recognized by this prestigious award.


ITEM 2.  PROPERTIES

CONDA PLANT

The Conda Plant is located near Soda Springs, Idaho, on approximately 630 acres owned by the Company. The Conda Plant has the ability to produce multiple phosphate fertilizer products simultaneously and to alter product mix to meet changing requirements of its customers. The Conda Plant has a phosphoric acid production capacity of approximately 300,000 P\\2\\O\\5\\ tons per year. Approximately 50% of this phosphoric acid is currently concentrated to produce SPA for direct sale. A granulation plant in the complex converts varying quantities of the phosphoric acid to dry granular fertilizers. See "Business - Principal Products" in Item 1. A small amount of phosphoric acid is also sold directly as MGA. Two sulfuric acid plants, a 900 ton/day unit and a 1,200 ton/day unit, supply 80-90% of the sulfuric acid requirements for the complex.

The Company has an active preventive maintenance program at the Conda Plant to assure the continuing operation of the plant and equipment. In addition, production is halted for approximately two weeks each summer for an annual refurbishment or "turnaround" of plant facilities at a time when fertilizer sales demand is low.

NUTEC PLANT

NuTec has constructed equipment at the Conda Plant for the purpose of producing high purity synthetic silica. Further process and product development will be necessary to meet market requirements and to achieve commercial production capacity. See "NuTec Mineral & chemical Company" in Item 1.

MINING PROPERTIES

The Company's mining properties and reserves in Idaho are described under the heading "Existing Mining Operations" in Item 1.


OTHER

The Company acquired the Conda Plant and a 50% interest in the Conda Partnership in 1987 from the bankruptcy estates of Beker and one of its subsidiaries which filed for reorganization in 1985. The Company co-sponsored a bankruptcy reorganization plan for Beker and its subsidiary that was confirmed by the U.S. Bankruptcy Court on October 6, 1988. As a result of the acquisition of these Beker assets, the Company believes that it has obtained substantial tax benefits that will be available to it in future years. (See Note 5 to the Company's Consolidated Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS

NU-SOUTH BANKRUPTCY

In November 1992, the Company executed an agreement with the Trustee of the bankruptcy estate of Nu-South Industries, Inc. ("Nu-South"), a wholly owned subsidiary of the Company, and Mississippi Chemical Company ("MCC") for the settlement of, and the mutual release from, all claims against the Company relating to the Nu-South bankruptcy (the "Settlement Agreement"). The Trustee had filed a complaint against the Company in January 1992 for the recovery of unspecified amounts relating to alleged preferential transfers by Nu-South, and was considering possible additional claims against the Company, including claims which would assert that the Company should be held liable for the debts of Nu-South. As part of the settlement, the Trustee obtained such releases or dismissal with prejudice so as to protect the Company from indemnity claims by defendants in certain third party guaranty preference cases. The Settlement Agreement was approved by the Bankruptcy Court on December 7, 1992 and all required payments were made as scheduled. The Nu-South bankruptcy estate was terminated on April 1, 1994, and the Company expects no further liabilities or financial exposure relating to Nu-South.

SHAREHOLDER LITIGATION

On August 10, 1995, the Company and Agrium issued a press release which disclosed the contemplated tender offer by Agrium and the proposed merger between Agrium and the Company. In the succeeding seven days, four class action lawsuits were filed by various Company shareholders in the Court of Chancery of the State of Delaware, New Castle County, Delaware, alleging that the Company and its board of directors had breached their fiduciary duties to the shareholders of the Company by agreeing to and supporting the tender offer and merger. One of the lawsuits also named Agrium as a defendant and alleged that Agrium had aided and abetted the alleged breach of fiduciary duty. Among other claims, the lawsuits allege that the Company's Board of Directors had breached its fiduciary duties to the shareholders by failing to take certain actions to maximize the value of the Company's shares. The four lawsuits are captioned as follows:

          Elyse Azus v. Craig D. Harlen, Mark R. Sanders, Wesley W. Lang, Peter
          B. Pfister, Nu-West Industries, Inc. and Agrium, Inc., Civil Action No. 14484 (filed August 17, 1995)

          Steven Grumet v. Craig D. Harlen, Mark R. Sanders, Wesley W. Lang, Peter B. Pfister and Nu-West Industries, Inc., Civil Action No. 14477 (filed August 14, 1995)

          Daniel Pitluck v. Craig D. Harlen, Mark R. Sanders, Wesley W. Lang, Peter B. Pfister and Nu-West Industries, Inc., Civil Action No. 14469 (filed August 11, 1995)

          Mark Bruckner v. Craig D. Harlen, Mark R. Sanders, Wesley W. Lang, Peter B. Pfister and Nu-West Industries, Inc., Civil Action No. 14468 (filed August 10, 1995)

Each of the lawsuits seek a variety of injunctive and equitable relief as well as unspecified money damages and an award of attorneys' fees and costs. The Company intends to vigorously defend each of the lawsuits. Because the lawsuits have only recently been filed and evidence has not yet been fully developed, the Company is unable to comment with regard to the probable outcome of the litigation.

OTHER

The Company is a party to certain legal actions or potential actions which it considers routine litigation incidental to its business. The final resolution of each such action cannot be predicted at this time although any potential liabilities are estimated to be immaterial to the ongoing business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   TRADING MARKET FOR COMMON STOCK AND DIVIDEND POLICY

The Company's common stock trades on The Nasdaq Stock Market under the symbol:
FERT. As of June 30, 1995, there were approximately 443 holders of record of the Company's common stock.

The following table sets forth the range of high and low closing sales prices as reported on the Nasdaq Stock Market for the periods indicated adjusted for the one-for-six reverse stock split which was effective December 9, 1994.

                              Prices
                    --------------------------
                    High                   Low
                    ----                   ---
Fiscal 1993:
  First Quarter...  6  3/4                 3
  Second Quarter..  7  1/2                 3   3/4
  Third Quarter...  4  1/2                 2  7/16
  Fourth Quarter..  3 3/16                 1   1/2

Fiscal 1994:
  First Quarter...  4  1/2                 1   7/8
  Second Quarter..  9  3/8                 1   1/2
  Third Quarter... 17  1/4                 9 15/16
  Fourth Quarter.. 13  1/2                 8   5/8

Fiscal 1995:
  First Quarter... 12  3/8                 9
  Second Quarter.. 10  7/8                 5   3/8
  Third Quarter... 14  7/8                 8   1/8
  Fourth Quarter.. 14  1/2                 9   1/8

The Company has paid no dividends on its common stock. Holders of the Company's common stock are entitled to receive dividends, when and as declared by the Board of Directors, only after the holders of the Company's Class A Preferred Stock and Class B Preferred Stock have received their respective preferential dividend amounts, to the extent such dividends have accrued under the terms of the Company's Restated Certificate of Incorporation. The payment of future dividends and the amounts thereof will depend on the Company's earnings, financial condition, capital requirements and such other factors as the Company's Board of Directors may consider relevant.

The Company does not anticipate the payment of dividends to the holders of either the Class A Preferred Stock, the Class B Preferred Stock or the common stock in the foreseeable future. Payment of Class A and Class B Preferred Stock dividends is prohibited by the terms of the Company's senior secured loan agreement. Dividends of $3,190,000 per year have accumulated with respect to the Class A Preferred Stock for each of the fiscal years 1990, 1991, 1992, 1993, 1994 and 1995. For a description of the dividends payable to the holders of the Class A Preferred Stock and the Class B Preferred Stock, and the restrictions thereon, see Note 6 to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial information of the Company with respect to the years ended June 30, 1991, 1992, 1993, 1994 and 1995 is derived from the financial statements of the Company and related notes. This information should be read in conjunction with the consolidated financial statements and related notes elsewhere in this Form 10K and "Manage ment's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             Year Ended June 30,
                                            -----------------------------------------------------
Operations Data:                              1991       1992       1993       1994       1995
----------------                            ---------  ---------  ---------  ---------  ---------
                                                   (In thousands, except per share amounts)
       Net Sales                             $92,178    $98,099   $ 87,288    $94,104   $103,327
       Cost of Sales                          82,339     88,225     79,538     77,984     79,302
                                             -------    -------   --------    -------   --------
       Gross Margin                            9,839      9,874      7,750     16,120     24,025
      Selling, General and
        Administrative Expenses                4,165      4,483      4,045      4,604      4,592
       Provision for Litigation                1,300        400        150          -          -
      Partnership Investment
        Valuation Adjustment                     700          -          -          -          -
                                             -------    -------   --------    -------   --------
       Income from Operations                  3,674      4,991      3,555     11,516     19,433
       Interest Expense                        9,222      9,380      8,673      8,737      9,555
       Other (Income) Expense, Net              (173)      (126)      (121)       187        177
                                             -------    -------   --------    -------   --------
      Income (Loss) Before
       Income Taxes and Minority
         Interest                             (5,375)    (4,263)    (4,997)     2,592      9,701
       Minority Interest                          24         51        367         56          -
      Provision for (Benefit From)
        Income Taxes                               -          -          -          -          -
                                             -------    -------   --------    -------   --------
      Net Income (Loss) Before
        Extraordinary Item                    (5,351)    (4,212)    (4,630)     2,648      9,701

      Extraordinary Loss from
        Early Extinguishment of Debt               -          -          -      1,660          -
                                             -------    -------   --------    -------   --------
       Net Income (Loss)                      (5,351)    (4,212)    (4,630)       988      9,701
       Preferred Stock Dividends              (3,190)    (3,190)    (3,190)    (3,194)    (3,194)
                                             -------
      Net Income (Loss) Applicable
        to Common Stockholders               $(8,541)   $(7,402)  $ (7,820)   $(2,206)  $  6,507
                                             =======    =======   ========    =======   ========
      Net Income (Loss) per
        Common Share                           $(.57)     $(.49)     $(.52)     $(.06)      $.72
                                             =======    =======   ========    =======   ========

                                                               As of June 30,
                                             ---------------------------------------------------
Financial Position:                             1991       1992       1993       1994       1995
-------------------                          -------    -------   --------    -------   --------

       Working Capital                       $16,287    $ 6,329   $(23,905)   $16,731   $ 24,833
       Total Assets                           87,882     76,840     69,908     84,185     91,629
       Long Term Debt                         59,000     54,174     52,532     65,851     63,711
       Stockholders' Equity                   14,681     10,582      5,940      7,307     17,008

                                            -20-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the production and sale of concentrated phosphate fertilizer products. Its production facilities are located near Soda Springs, Idaho (the "Conda Plant"), and its primary marketing area is western North America. It operates on a fiscal year ended June 30.

In March 1995, the Company disclosed that it had retained PaineWebber Incorporated to assist it in exploring alternatives for enhancing long-term shareholder value. Alternatives to be considered included, but were not limited to, strategic relationships with other fertilizer producers and customers, the sale or merger of the Company, or the continuation of the Company's current business plan of internal growth. On August 10, 1995 the Company and Agrium announced that they had entered into a definitive Merger Agreement which provides for the acquisition of the Company by Agrium. Under the terms of the Merger Agreement, a subsidiary of Agrium is making a tender offer to purchase all of the outstanding common stock of the Company at $10.50 per share in cash. The tender will expire on September 14, 1995, unless extended. As soon as practical following the tender offer, the Agrium subsidiary will merge into the Company, and each remaining share of the Company's common stock will be converted into the right to receive $10.50 per share in cash. See "Liquidity and Capital Resources - Other" for further information.

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

Largely a result of reduced export demand, prices for phosphate fertilizer products dropped to record low levels industry-wide during the Company's fiscal year 1993. Beginning in the Fall of 1993, a steady recovery of product prices began due to reduced production by certain U.S. Gulf Coast manufacturers and improved export demand, primarily from China. The average prices received for the Company's dry granular products were 14 - 19% higher during the year ended June 30, 1995 compared to the prior year, and prices for its liquid products increased approximately 8%. The combination of product price gains, increased production, and ore cost reductions, which offset other raw material cost increases, has enabled the Company to post improved operating earnings and net income for fiscal 1995.

The Company's business is very seasonal in nature with emphasis on the crop planting seasons of spring and fall. The spring of 1995 resulted in lower domestic application of fertilizer than had been anticipated due to extremely wet weather conditions in California, the Pacific Northwest and the Midwest. Crop planting was delayed and farmers were unable to apply fertilizer in optimal quantities. Total planted acreage of corn, the heaviest user of fertilizer, was reduced due to time constraints and substitution of soybean or other crops. Consequently, some producer inventories were higher than normal at June 30, 1995. Subsequent to June 30, 1995, the Company shipped a significant quantity of MAP and 16-20-0 as export sales, lowering its inventory levels by selling outside its normal market area.

The outlook for the price of phosphate fertilizer remains relatively good due to product demand both internationally and domestically. Worldwide grain inventories are low, as are certain grain stocks in the U.S. The possibility exists for increased domestic crop planting and relatively high grain prices in the year ahead with an attendant increase in fertilizer application. It has historically been difficult to forecast the effects of international politics and economics on fertilizer export tonnage or the uncertainty of weather patterns and farm income in the U.S.


RESULTS OF OPERATIONS

The results of operations as reported in the Consolidated Statements of Operation for the years ended June 30, 1995, 1994, and 1993 represent the operation of the Company's Conda Plant and its wholly-owned subsidiaries, Nu-West Minerals, Inc. ("Nu-West Minerals") and Nu-West Mining, Inc. ("Nu-West Mining").

1995 VS. 1994
-------------

Consolidated net income for the year ended June 30, 1995 was $9.7 million, or $.72 per share, as compared to a net income before extraordinary loss of $2.6 million, or a loss of $.09 per share, for the prior year. After an extraordinary loss of $1.6 million from the write-off of loan fees and discounts, the total consolidated net income for the year ended June 30, 1994 was $1.0 million, or a loss of $.38 per share. Included in the consolidated results are losses from NuTec Mineral and Chemical Company ("NuTec"), net of minority interest and including amortization of goodwill, of $882,000 and $1.3 million for the years ended June 30, 1995 and 1994, respectively.

Net sales were $103.3 million for the current year compared to $94.1 million for the prior year, or a 10% increase. Improved product prices caused the increase
in sales revenue.   Sales prices of liquid fertilizer products increased
approximately 8% while the average prices for dry granular products improved 17% for fiscal 1995 as compared to the previous year. Sales of dry granular products on a P\\2\\O\\5\\ ton basis decreased 4% during the year ended June 30, 1995 as compared to the prior year while sales of liquid fertilizer products were approximately the same as the prior year. Inventories of dry granular products increased substantially over the prior year due to lower than anticipated spring season sales of both dry and liquid products, a result of prolonged adverse weather conditions. Sales of liquid products accounted for 54% of net product sales in the current period and 55% in the prior year period, and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $24.0 million for fiscal 1995 compares to a gross margin of $16.1 million for the prior year. This improvement is a result of the higher product prices discussed above and the effects of higher production output and reduced ore cost, which largely offset increases in other raw material costs. The per ton production costs of the Company's products were 1 - 2% higher in fiscal 1995 than in fiscal 1994. Although the cost of phosphate ore for the current year decreased by 13% as compared to the prior year, the cost of sulfur, purchased sulfuric acid and ammonia increased 68%, 52% and 9%, respectively. Ore cost, however, accounts for the greatest portion of production cost on a weighted basis. Production volume increased 3% for fiscal 1995 as compared to the prior year. The components of cost of sales are raw materials, labor, manufacturing overhead and on-site administration, as well as depreciation and amortization.

Selling, general and administrative expenses ("SGA") were slightly less in the current year than in the prior year and decreased as a percentage of sales from 4.9% to 4.4% as a result of the increase in sales revenue. Interest expense increased $818,000 largely as a result of the change to variable rate debt instruments as part of the Recapitalization in November 1993 and the increase in the prime lending rate during the current fiscal year. See Note 4 to the Company's Consolidated Financial Statements for the year ended June 30, 1995 for further information.

1994 VS. 1993
-------------

Net income before preferred stock dividends and before the extraordinary loss from the write-off of loan fees and discounts in connection with the Recapitalization, for the year ended June 30, 1994 was $2.6 million, or a loss of $.09 per share, as compared to a loss of $4.6 million, or $3.12 per share, for the prior year. Consolidated net income, including the extraordinary loss of $1.6 million, for the year ended June 30,1994 was $1.0 million, or a loss of $.38 per common share. Included in the consolidated earnings are losses of $1.3 million and $1.5 million for the years ended June 30, 1994 and 1993, respectively, representing the Company's allocable share of the loss net of minority interest for NuTec.

Net sales were $94.1 million for the year ended June 30, 1994 as compared to $87.3 million for the prior year. This increase in sales revenue is due to increased sales volumes and prices. Total sales volume on a P\\2\\O\\5\\ basis increased by approximately 3%. This increase in sales volume was possible due to a corresponding increase in tons produced. Sales prices increased during the year ended June 30, 1994 by 3-5% for granular products compared to fiscal 1993, while prices for liquid fertilizer products increased by approximately 6%.
Sales of liquid fertilizer products accounted for 55% of net product sales in fiscal 1994 and 57% in fiscal 1993, and contributed a substantial portion of gross margin in both fiscal years.

The gross operating margin of $16.1 million for the year ended June 30, 1994 compares to a gross margin of $7.8 million for the comparable prior year period. The difference is due to the increased sales revenues discussed above and to a decrease in production costs. The reduction in production costs was due to a 48% decrease in the cost of sulfur and a 38% decrease in the cost of purchased sulfuric acid, partially offset by a 3% increase in the cost of ammonia.

Depreciation and amortization expense for fiscal 1994 totalled $5.5 million as compared to $5.8 million in fiscal 1993. This decrease is due to lower Conda Partnership depreciation expense. Since the Company discontinued the mining of its reserves in November 1993, depreciation and depletion associated with mine assets and reserves were discontinued. The mine assets had been depreciated to salvage value at that date. Although the Company incurred significant loan fees in connection with its Recapitalization, these fees are being amortized over the life of the associated loans which are longer than those of the loans which were repaid with the proceeds of the refinancing, resulting in a lower annual amortization of discounts and loan fees.

Selling, general and administrative expenses increased by $559,000 during fiscal 1994 as compared to the previous year, and as a percentage of sales was 4.9% for fiscal 1994 compared to 4.6% for fiscal 1993. This increase in SGA is primarily due to legal fees and an increase in compensation which had been deferred until completion of the Company's Recapitalization.

Interest expense increased slightly, due to the increase in the prime lending rate during the fourth quarter of fiscal 1994 and to the increased outstanding debt following the Recapitalization. See Note 4 to the Company's Consolidated Financial Statements.


ACQUISITIONS AND DISPOSITIONS

Nu-South Industries:   In February 1990, Nu-South Industries, Inc. ("Nu-South"),
a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under the provisions of Chapter 7 of the Bankruptcy Code. Severe liquidity problems and large operating losses caused by a period of extremely low fertilizer prices extending through the 1989 Fall season fertilizer market coupled with high capital requirements for refurbishment of the Pascagoula Plant owned by Nu-South limited its ability to operate without external cash infusions. Restrictions under the Company's term loan agreement with GE Capital limited total cash advances which could be made by the Company to Nu-South and prevented the Company from continued funding of production operations. In December 1990, the Trustee of the Nu-South bankruptcy estate executed and delivered deeds in lieu of foreclosure and related instruments covering the Pascagoula Plant to Mississippi Chemical Company ("MCC"), Nu-South's principal secured creditor, thereby transferring to MCC all of the production facilities, equipment and real property owned by Nu-South.

In December 1992, the Company executed an agreement with the Trustee and MCC for the settlement of, and the mutual release from, all claims against the Company relating to the Nu-South bankruptcy (the "Settlement Agreement"). The Settlement Agreement required a series of payments totalling $550,000 in exchange for a general and irrevocable release by the Trustee and MCC of all claims against the Company, its current and former officers and directors, and its affiliates. The Settlement Agreement was approved by the Bankruptcy Court on December 7, 1992 and all required payments were made by the Company as scheduled. The Nu-South bankruptcy estate was closed on April 1, 1994 and the Company expects no further liability relating to Nu-South.

Nu-West Mining:   In July 1992, the Company purchased 100% of the capital stock of WCF(US), which owned a 50% interest in the Conda Partnership. The Company owned the other 50% interest. The consideration for the stock purchase included cash of $150,000 and a senior secured promissory note in the amount of $4.95
million, which was repaid as part of the Recapitalization.   The Company has
also provided an unlimited indemnification against certain tax and other liabilities related to WCF(US) and the transaction.

The transaction effectively gave the Company complete ownership of the Conda Partnership, and thereby control of significant phosphate ore reserves in southeastern Idaho and the processing facilities adjacent to the Conda Plant. The name of WCF(US) has been changed to Nu-West Mining. Effective July 1, 1994, all assets of the Conda Partnership were transferred to either Nu-West Mining or the Company, and the Conda Partnership has been dissolved.


LIQUIDITY AND CAPITAL RESOURCES

Recapitalization Plan: As a result of the sustained depressed market conditions in fiscal years 1992 and 1993 and the Company's substantial debt repayment requirements, the Company defaulted on principal and interest payments on its senior indebtedness due on July 1, 1993 and October 1, 1993. At a Special Meeting of Stockholders held on October 20, 1993, the Company received approval
for a Recapitalization Plan, which was completed on November 2, 1993.    For a
detailed discussion of the various components of the Recapitalization, see Note 4 of the Company's Consolidated Financial Statements. The Recapitalization included the refinancing of substantially all of the Company's long-term debt. This included (i) a six-year $20 million revolving loan at Prime interest rate plus 2% with Banque Indosuez, New York Branch, as agent, (ii) a six-year $30 million senior secured term loan at the same rate of interest, (iii) an eight-year $10 million 12.5% senior subordinated unsecured term loan, and (iv) $13.6 million of 18% nine-year junior subordinated unsecured deferred interest notes. All of the Company's assets were pledged to secure the working capital revolver and the senior secured term loan. The Recapitalization strengthened the Company's liquidity position and allowed it to implement various production cost savings projects which would not otherwise have been available to it. However, the Recapitalization required substantial dilution of common stock holdings due to issuance of warrants to various lenders. In August 1995, the Company refinanced the debt acquired under the Recapitalization at substantially lower interest rates. See "Liquidity and Capital Resources - Financing Activities."

Operating Activities: Cash provided by operations for fiscal 1995 was $10.7 million as compared to a use of cash for operations of $4.2 million for the prior year. The Company's liquidity and profitability have improved during the past eighteen months as a result of higher phosphate fertilizer prices and the realization of phosphate ore cost reductions. Prices averaged 17% and 8% higher for dry and liquid products, respectively, for the fiscal year ended June 30, 1995 compared to the prior year. Sulfur prices compared over the same periods were approximately 68% higher, a result primarily of increased demand by the phosphate fertilizer industry. Ammonia prices increased 9% during fiscal 1995 due to high demand for and reduced supply of nitrogen fertilizers and are expected to remain at relatively high levels in future months, although the extremely wet 1995 spring season weather resulted in a moderation of that trend. The Company expects further moderate increases in its cost of sulfur and ammonia in the near term. The Company expects continued savings from the purchase of ore under the RP Agreement to largely offset these raw material cost increases. The combined effect of higher product prices and cost reduction efforts has been improved product margins and higher earnings.

Domestic fertilizer usage was down in the spring of 1995 due to wet weather conditions, although world-wide demand for fertilizer has moderated the effect on prices. The current outlook for product prices industry-wide remains positive based on the need for phosphates in both the United States and in foreign markets such as China, India and South America. Increased buying in the international market has been a key factor in the balancing of supply and demand that has led to reduced inventories and product price recovery. It is difficult, however, to forecast the future effect or duration of the near term buying patterns of China and India. The Company's product prices continue to be related to those received by producers of phosphate fertilizers in the Gulf Coast region, and the uncertainties associated with the export market serviced by those producers. Factors such as weather conditions, the timing and quantity of export demand, and other unforeseeable market forces on a world-wide basis have frustrated previous attempts to predict with accuracy a sustained recovery.

The Company finances its working capital needs through its revolving line of credit. Working capital increased by $8.2 million due primarily to a $7.7 million increase in inventories. Higher inventories are due to increased finished good inventory resulting from increased production rates and the delayed Spring planting season as discussed above. Ore inventories are somewhat higher at June 30, 1995 than at June 30, 1994 due to unusually low levels in the prior year resulting from the transition to ore purchased under the RP contract.

The Company's revolving credit facility at June 30, 1995 bore interest at prime plus 2% (11% at June 30). Cash balances were $140,000 and unused borrowing capacity totalled approximately $9.9 million. Outstanding borrowings were $6.5 million at June 30, 1995. The Company had working capital of approximately $24.8 million and a current ratio of 2.65:1 at June 30, 1995. Based on current projections, the Company expects results of operations to generate sufficient borrowing capacity under its revolving line of credit to continue to meet its working capital needs.

Investing Activities: Capital expenditures were $6.4 million for the twelve months ended June 30, 1995. Of this amount $1.5 million relates to the RP Agreement and $2.0 million relates to construction of certain assets required by the sulfuric acid purchase contract with Kennecott described below.

Future capital expenditure requirements of the Company include an additional $0.8 million required by the RP Agreement, approximately $2 million required by the Kennecott Agreement and $3.5 million for the construction of a new double lined cooling pond to be completed during the summer and fall of 1995. In addition the Company believes that approximately $2 million per year of estimated capital expenditures, along with an approximate $4-5 million per year of annual maintenance turnaround expenditures (included in cost of sales), will be sufficient to maintain production capacity of the Conda Plant for the foreseeable future.

On July 28, 1994, the Company entered into the five-year Kennecott Agreement for the purchase of 300,000 tons of sulfuric acid per year to replace the output of the older of the two sulfuric acid facilities currently operating at the Conda Plant. Shut down of the older sulfuric acid plant will significantly reduce sulfur dioxide emissions as proposed to the EPA as part of a settlement of an air quality enforcement action. Shipments of sulfuric acid are to begin no later than November 1995 and prices under the contract will be adjusted quarterly based on the equivalent cost of sulfur and the Company's selling price for one of its fertilizer products.

The Company also entered into a $4 million loan agreement with Kennecott. The proceeds of the $4 million loan are being used to construct tankage and rail spurs to receive and unload the sulfuric acid and a boiler to replace the steam now supplied by the older sulfuric acid plant. The five-year senior subordinated loan is secured by the constructed assets described and bears interest at prime plus 2%. Interest will be paid quarterly and principal will be repaid as sulfuric acid is purchased over the five-year term of the loan. Borrowings under this facility were $1.9 million at June 30, 1995. The Company will continue to produce approximately 50% of its sulfuric acid requirement after the shutdown. See Note 13 to the Company's June 30, 1995 Consolidated Financial Statements for further information.

The capital expenditure requirements for the RP Agreement, the new cooling pond and those required to maintain capacity will be funded from the results of operations. The construction of the assets required by the Kennecott Agreement will be financed by the five-year, $4 million loan from Kennecott described above.

On August 9, 1994, the Company executed a Work Reduction and Buy-Out Settlement Agreement with the third party general contractor (the "General Contractor") that prior to the RP Agreement mined Conda Partnership ore reserves to eliminate a minimal annual mining requirement and the use of the General Contractor for ore handling functions at the Conda Plant, and to make certain other modifications to the mining contract. The Company paid the General Contractor a payment of $100,000 for the further modification of the contract, and expects to save $1.0-1.5 million annually as a result of these changes. Under an operating lease, the Company has acquired equipment valued at $1.3 million to conduct the ore handling operations previously performed by the General Contractor.

The Company has pursued product diversification through its indirect interest in NuTec. Capital investment by the Company in NuTec is currently limited to no more than $150,000 per year. NuTec has worked within its capital limitation to continue testing of various processes to increase particle size and density of its dry silica. Test samples of wet cake silica, using currently available product specifications, have been shipped to prospective customers in recent months for product testing. There can be no assurance, however, that an economical means of increasing particle size and density will be found or that wet cake sales will be sufficient to justify continuous operation. NuTec believes that it will recover its investment over time based on its projections of production cost and potential sales to certain interested parties. Any such sales are contingent on further testing and process refinement by such parties and the timing or certainty of any transactions cannot yet be determined. NuTec believes it will be able to obtain sufficient capital when required, however, production scale operation on a continuous basis will require additional capital beyond that currently available under the Company's loan agreements.

Financing Activities: On August 3, 1995, the Company refinanced substantially all of its long-term debt with a $75 million senior secured loan agreement with Harris Trust and Savings Bank ("Harris"), as agent, consisting of (i) a five-year $15 million revolving credit facility, $5 million of which is available only during the Company's period of peak working capital requirement from July through February, (ii) a $5 million letter of credit facility which expires December 31, 1998, (iii) a five-year $25 million term loan with equal quarterly amortization, and (iv) a six-year $30 million term loan with quarterly amortization in varying amounts. The loans bear interest based, at the Company's option, on either (i) LIBOR or (ii) the prime commercial rate announced from time to time by Harris, plus a variable margin determined by the Company's fixed charge ratio. Based on the initial margin at closing, the $25 million loan and revolving credit facility bear interest at LIBOR plus 2.25% and the $30 million loan bears interest at LIBOR plus 3.0%. Using current loan balances and interest rates, the Company estimates interest savings for fiscal 1996 of approximately $2.6 million and a reduction in blended interest rates from 13.3% to 8.5%.

The Company made $5.2 million in regularly scheduled principal payments on its previous senior secured term loan during fiscal 1995.

Agrium Tender Offer: In March 1995, the Company disclosed that it had retained PaineWebber Incorporated to assist it in exploring alternatives for enhancing long-term shareholder value. The alternatives to be considered included, but were not limited to, strategic relationships with other significant fertilizer producers and customers, the sale or merger of the Company, the formation of a joint venture with one or more parties, or the continuation of the Company's current business plan to concentrate on internal growth. Agrium and the Company announced on August 10, 1995 that they had entered into a definitive Merger Agreement which provides for the acquisition of the Company by Agrium.

Under the terms of the Merger Agreement, a subsidiary of Agrium is making a tender offer to purchase all of the outstanding common stock of the Company at $10.50 per share in cash. The tender offer commenced on August 16, 1995 and will expire September 14, 1995, unless extended. As soon as practical following the tender offer, the Agrium subsidiary will merge into the Company, and each remaining share of the Company's common stock will be converted into the right to receive $10.50 per share in cash. Total consideration to be paid to the common stockholders of the Company will be approximately $98.5 million.

The completion of the tender offer is conditioned upon, among other things, the tender of at least 60% of the shares of common stock of the Company on a fully-diluted basis and applicable regulatory review. The Board of Directors of the Company has unanimously approved the Merger Agreement. The Board of Directors of the Company may withdraw its recommendation for and support of the transaction if required to do so in furtherance of its fiduciary responsibilities; however, if the Merger Agreement is terminated or not completed because of such withdrawal, Agrium will be entitled to a payment from the Company of $4 million. PaineWebber Incorporated has acted as financial advisor to the Company and has rendered a fairness opinion in connection with the transaction. The Board of Directors of Agrium has also unanimously approved the merger agreement.

Certain shareholders of the Company, who own in the aggregate approximately 57% of the outstanding and 49% of the fully-diluted common shares, have agreed with Agrium to tender those shares in the tender offer, subject to certain revocation rights.

The Company's current debt structure, as recently refinanced, is expected to remain in place as of the date of the contemplated merger. The Class A and Class B Preferred Stock of the Company will also remain outstanding at the effective date of the merger. Due to the change of ownership which will result if the tender is successful, the Company's usage of its tax net operating losses will be limited based on the market value of the Company's stock.


CHANGING PRICES AND INFLATION

The fertilizer industry is subject to volatile price fluctuations due to supply and demand imbalances caused by factors such as crop prices, disposable farm income, adverse weather conditions, and political and economic factors affecting both domestic and foreign purchasers of fertilizer. Following a sustained downturn in fiscal 1993 that resulted in prices at twenty year low levels, the recovery in fiscal years 1994 and 1995 has resulted in granular fertilizer prices 17% higher in fiscal 1995 than 1994.

Although the Company does not generally ship product overseas, over half of the U.S. phosphate fertilizer production is exported, principally to India and China. Changes in export demand and other factors have a direct effect on prices realized by the Company in its market area and add to the volatility and uncertainty of product prices.

The Company does not consider the impact of inflation on its business activities to have been significant to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Nu-West Industries, Inc. and Subsidiaries
                   -----------------------------------------
            Index to Financial Statements and Supporting Schedules
            ------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Public Accountants..................................  F-1

Consolidated Balance Sheets -- June 30, 1995 and 1994.....................  F-2

Consolidated Statements of Operation for the years
 ended June 30, 1995, 1994 and 1993.......................................  F-3

Consolidated Statements of Stockholders' Equity for
 the years ended June 30, 1995, 1994 and 1993.............................  F-4

Consolidated Statements of Cash Flows for the years
 ended June 30, 1995, 1994 and 1993.......................................  F-5

Notes to Consolidated Financial Statements................................  F-6


Schedule for the years ended June
 30, 1995, 1994 and 1993:

II - Valuation and Qualifying Accounts....................................  S-1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
 Nu-West Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Nu-West Industries, Inc. (a Delaware corporation), and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-West Industries, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed on S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                               /s/ ARTHUR ANDERSEN LLP

Boise, Idaho
 July 28, 1995
   (Except with respect to the
   merger agreement and related
   shareholder litigation, as
   described in Note 15, as to
   which the date is August 23, 1995)

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 As of June 30,
                  (In thousands, except shares and par values)


ASSETS                                                              1995          1994
                                                                ------------  ------------

CURRENT ASSETS
 Cash                                                             $     140     $   1,137
 Receivables, net of allowance for doubtful accounts
  of $264,000 and $311,000, respectively                             11,207         9,543
 Inventories                                                         26,814        18,888
 Deferred turnaround costs                                              840         1,397
 Prepaid expenses and other current assets                              904           990
                                                                  ---------     ---------

      Total current assets                                           39,905        31,955

PROPERTY, PLANT AND EQUIPMENT, less
 accumulated depreciation, depletion and amortization                37,978        38,793

DEFERRED FINANCING FEES                                               9,038         9,717
DEFERRED COSTS AND OTHER ASSETS                                       4,708         3,720
                                                                  ---------     ---------

          Total assets                                            $  91,629     $  84,185
                                                                  =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                                $   5,019     $   5,262
 Accounts payable                                                     2,812         1,456
 Accrued liabilities                                                  7,241         8,506
                                                                  ---------     ---------

        Total current liabilities                                    15,072        15,224

LONG-TERM DEBT                                                       58,692        60,589

OTHER LIABILITIES                                                       230           141
DEFERRED INCOME TAXES                                                   627           924
                                                                  ---------     ---------

      Total liabilities                                              74,621        76,878

STOCKHOLDERS' EQUITY
 Preferred stock Class A, $100 par value, 290,000
  shares authorized and outstanding                                  29,000        29,000
 Preferred stock Class B, $100 par value, 20,000
  shares authorized, 344 and 362 shares
  outstanding, respectively                                             34            36
 Common stock, $.01 par value, 16,666,667 shares authorized
  of which 2,000,000 shares are non-voting, 8,086,363 shares
  outstanding, of which 633,106 shares are non-voting                    81            81
 Additional paid-in capital                                          46,972        46,970
 Accumulated deficit                                                (59,079)      (68,780)
                                                                  ---------     ---------
      Total stockholders' equity                                     17,008         7,307
                                                                  ---------     ---------
      Total liabilities and stockholders' equity                  $  91,629     $  84,185
                                                                  =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATION

                         For the Years Ended June 30,

                   (In thousands, except per share amounts)

                                           1995       1994       1993
                                         ---------  ---------  ---------
Net sales                                $103,327    $94,104    $87,288

Cost of sales                              79,302     77,984     79,538
                                         --------    -------    -------

 Gross margin                              24,025     16,120      7,750

Selling, general and admin-
 istrative expenses                         4,592      4,604      4,045

Provision for litigation                       -          -         150
                                         --------    -------    -------

Income from
 operation                                 19,433     11,516      3,555

Interest expense                            9,555      8,737      8,673

Other (income) expense, net                   177        187       (121)
                                         --------    -------    -------

Income (loss) before income taxes and
 minority interest                          9,701      2,592     (4,997)

Minority interest                              -          56        367
Income taxes                                   -          -          -
                                         --------    -------    -------

 Net income (loss) before extra-
  ordinary item                             9,701      2,648     (4,630)

Extraordinary loss from early
 extinguishment of debt                        -      (1,660)        -
                                         --------    -------    -------

Net income (loss)                           9,701        988     (4,630)

Preferred dividends                        (3,194)    (3,194)    (3,190)
                                         --------    -------    -------

Net income (loss) applicable to
 common shareholders                     $  6,507    $(2,206)   $(7,820)
                                         ========    =======    =======

Net income (loss) before extra-
 ordinary item per common share          $    .72    $  (.09)   $ (3.12)

Extraordinary item                             -        (.29)        -
                                         --------    -------    -------

Net income (loss) per common share       $    .72    $  (.38)   $ (3.12)
                                         ========    =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the Years Ended June 30, 1995, 1994, and 1993

                      (In thousands, except share amounts)

                                                                                      ADDITIONAL   WARRANTS TO
                            PREFERRED STOCK    PREFERRED STOCK                         PAID IN      PURCHASE    ACCUMULATED
                                CLASS A            CLASS B             COMMON STOCK    CAPITAL    COMMON STOCK    DEFICIT
                            ---------------    ----------------        ------------   ----------  ------------  -----------
                            SHARES   AMOUNT    SHARES    AMOUNT      SHARES     AMOUNT
                            ------   ------    ------    ------      ------     ------

  Balance June 30,
    1992                    290,000  $29,000   20,000   $ 2,000    14,964,567    $ 150   $40,095      4,475      $(65,138)

  Net (loss)                     -        -        -         -             -        -         -          -         (4,630)

  Stock issued to
    employees                    -        -        -         -         78,300       -         85         -             -

   Adjustment to warrants
    issued in prior
    periods, net                 -        -        -         -             -        -         -         (97)           -
                            -------  -------   ------   -------    ----------    -----   -------      -----      --------

  Balance June 30,
    1993                    290,000   29,000   20,000     2,000    15,042,867      150    40,180      4,378       (69,768)

  Net income                     -        -        -         -             -        -         -          -            988

  Stock issued under
    employee stock grant
    plan                         -        -        -         -        107,200        2        38         -             -

  Preferred stock
    surrendered                  -        -   (19,638)   (1,964)           -        -      1,964        -              -

  Stock options
    granted at less than
    market value                 -        -        -         -             -        -         70        -              -

  Warrants exercised             -        -        -         -     33,367,610      333      4,314   (4,378)            -
                            -------  -------  -------   -------   -----------    -----     ------    -----       --------
  Balance June 30,
    1994                    290,000   29,000      362        36    48,517,677      485     46,566       -         (68,780)

  Net income                     -        -        -         -             -        -          -        -           9,701

  Preferred stock
    surrendered                  -        -       (18)       (2)           -        -           2       -              -

  Reverse stock
    split                        -        -       -          -    (40,431,314)    (404)       404       -              -
                            -------  -------  -------   -------   -----------    -----     ------    -----       --------
  Balance June 30,
    1995                    290,000  $29,000      344   $    34     8,086,363    $  81    $46,972       -        $(59,079)
                            =======  =======  =======   =======   ===========    =====    =======    =====       ========

 The accompanying notes are an integral part of these consolidated statements.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended June 30,
                                 (In thousands)

                                                                1995           1994           1993
                                                              --------       --------       ---------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES
  Net income (loss)                                           $  9,701       $    988       $  (4,630)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation, depletion and amortization                   5,783          5,537           5,848
      Amortization of discounts and loan fees                    1,531          1,680           2,083
      Interest paid in kind                                      2,870          1,658               -
      Deferred income taxes                                       (297)          (140)              -
      Other                                                        (83)            49              69
      Write-off of loan fees and discounts                           -          1,560               -

  Loan fees deferred                                              (195)        (6,833)           (681)
  Changes in operating assets and liabilities:
    Receivables                                                 (1,294)        (3,058)          1,211
    Inventories                                                 (7,744)        (5,830)          2,221
    Deferred turnaround costs                                      556           (722)            590
    Deferred mining costs                                           (4)           862           1,098
    Prepaid expenses and other current assets                     (237)           187              (5)
    Accounts payable                                             1,358            468          (1,282)
    Accrued liabilities                                         (1,311)          (708)           (379)
    Other liabilities                                               89            141               4
    Minority interest                                                -            (56)           (367)
                                                              --------       --------       ---------

      Net cash provided by (used for)
        operating activities                                    10,723         (4,217)          5,780

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Capital expenditures                                          (6,426)        (3,288)           (673)
  Net proceeds from Nu-West Mining acquisition                       -              -             350
  Purchase of bonding deposit investment securities               (365)            (5)           (565)
  Proceeds from maturity of bonding deposit investments            525            329             442
  Proceeds from collection of long-term note receivable            161              -               -
  Other                                                              8              -               2
                                                              --------       --------       ---------

      Net cash used for investing activities                    (6,097)        (2,964)           (444)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                       12,800         52,399         105,730
  Payments on revolving lines of credit                        (15,000)       (50,839)       (104,512)
  Proceeds from long-term debt                                   1,877         43,250              -
  Principal payments on long-term debt                          (5,300)       (36,658)         (8,048)
  Proceeds from exercise of warrants                                 -             74               -
                                                              --------       --------       ---------

      Net cash provided by (used
        for) financing activities                               (5,623)         8,226          (6,830)
                                                              --------       --------       ---------

NET INCREASE (DECREASE) IN CASH                                   (997)         1,045          (1,494)

CASH AT BEGINNING OF PERIOD                                      1,137             92           1,586
                                                              --------       --------       ---------

CASH AT END OF PERIOD                                         $    140       $  1,137       $      92
                                                              ========       ========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during fiscal year for:
    Interest                                                  $  5,231       $  6,492       $   6,676
    Income taxes                                              $    297       $    507       $       -

 The accompanying notes are an integral part of these consolidated statements.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The accompanying financial statements include the accounts of Nu-West Industries, Inc. (the "Company") and its wholly owned subsidiaries, Nu-West Minerals, Inc. ("Nu-West Minerals") and Nu-West Mining, Inc. ("Nu-West Mining"). All significant intercompany transactions have been eliminated.

     Inventories

Inventories are stated at the lower of first-in, first-out cost or market value and include the cost of materials, direct labor and manufacturing overhead. Inventories consisted of the following at June 30 (in thousands):


                           1995     1994
                          -------  -------

      Finished goods      $ 8,811  $ 3,705
      Work in progress      3,948    2,885
      Raw materials        10,364    8,894
      Supplies              3,691    3,404
                          -------  -------

                          $26,814  $18,888
                          =======  =======

Supplies consist of replacement parts, chemicals and coal. Supplies are charged to production as they are consumed and are expensed, as Cost of sales, as the associated finished goods are sold.

     Deferred Turnaround Costs

Production facilities are periodically shut down (typically once annually), at which time repair and maintenance procedures are performed. Related costs ("turnaround costs") are deferred and amortized ratably throughout the fiscal year which is benefitted by these costs.

     Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Significant improvements and betterments are capitalized, while repairs and maintenance, other than turnaround costs, are charged to operations as incurred.

Lease obligations for which the Company assumes substantially all property rights and risks of ownership are capitalized. All other leases are treated as operating leases. Payments on operating leases totaled $3.0 million in fiscal 1995 and $2.3 million in fiscal 1994. See Note 13 for annual minimum lease payments on certain material operating leases.

The major components of property, plant and equipment are as follows (in thousands):


                                              1995       1994
                                            ---------  ---------
      Mineral reserves                      $  2,465   $  2,465
      Land and Land improvements               7,863      7,812
      Buildings                                3,460      3,230
      Operating equipment                     50,804     48,612
      Plant and Construction in progress       6,657      4,868
                                            --------   --------
                                              71,249     66,987
      Accumulated depreciation               (33,271)   (28,194)
                                            --------   --------
                                            $ 37,978   $ 38,793
                                            ========   ========

Depreciation of plant and equipment and amortization of land improvements and assets under capital leases are calculated using the straight-line method over 10 - 20 years for land improvements, 10 - 20 years for buildings and 3 - 15 years for plant and operating equipment. Depletion of mineral reserves is provided based on the estimated recoverable reserves on the units of production method.

     Deferred Financing Fees

The Company incurred loan fees of $195,000 in fiscal 1995, $10,362,000 in fiscal 1994 (including $3,529,000 of noncash items) and $681,000 in fiscal 1993, which were deferred and are being amortized over the lives of the associated loans. In fiscal 1995, deferred financing fees increased by $657,000 due to an adjustment in the estimated value of the Cash Settlement Option. (See Note 4.) Amortization of loan fees was $1,531,000 in each of fiscal 1995 and 1994, and $1,513,000 in fiscal 1993. Unamortized loan fees were $9,038,000 at June 30, 1995 and $9,717,000 at June 30, 1994. Loan fees totalling $1,193,000 were written off in fiscal 1994 in connection with the Company's Recapitalization Plan (See Note 4).

     Deferred Costs and Other Assets

Deferred costs and other assets consisted of the following at June 30 (in thousands):


                                              1995    1994
                                             ------  -------
      Goodwill                               $  858   $1,102
      Rhone-Poulenc mine site development       728      508
      Rhone-Poulenc note receivable           1,398        -
      Bonding deposits                          367      527
      Ore requirement reduction agreement       796      870
      Exploratory drilling                      539      646
      Other                                      22       67
                                             ------   ------
                                             $4,708   $3,720
                                             ======   ======

Goodwill is recorded at cost and amortized on a straight line basis over a period of five years.

Mine site development costs relate to costs incurred at the Rhone-Poulenc mine and are being amortized on a units of production basis over the life of the RP Agreement (See Note 13).

Bonding deposits represent bank certificates of deposit and United States Treasury securities pledged to various state and federal government agencies to guarantee compliance with royalty and mine rehabilitation requirements pursuant to existing agreements with such agencies.

Exploratory drilling costs are associated with mineral properties on which mining permits have been granted, or are in the process of being granted, by the state and federal agencies with jurisdiction over them. Exploratory drilling represents costs incurred to define the existence and layout of ore reserves in a given mineral property. If the Company determines the ore cannot be economically mined, or a state or federal agency declines to grant a mining permit on a specific property, any associated costs, including exploratory drilling, are expensed. These mineral properties will be required in the event Rhone-Poulenc is unable to fully perform under the terms of the RP Agreement (See Note 13).

See Note 2 "Synthetic Silica Business" and Note 13 "Mining Contracts" and "Rhone-Poulenc Agreement" for a description of additional components of Deferred costs and Other assets.

     Product Sales

Upon shipment, the Company records product sales net of related freight, commissions, cash discounts, price adjustments and heel credits.

     Major Customers and Export Sales

Sales to one domestic customer represented 17% of product sales during fiscal 1995, 16% during fiscal 1994 and 14% during fiscal 1993. Other than sales to customers in Canada and Mexico, which accounted for approximately 14% of the Company's product sales for all periods presented, the Company has not exported any of its fertilizer products.

     Income Taxes

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard 109, "Accounting for Income Taxes" ("SFAS 109"), and therefore continues to follow the liability method of accounting for income taxes as it had since 1988 under SFAS 96. Adoption of these requirements based on a one time adjustment had no effect on the Company's income for the year ended June 30, 1994. Financial Statements for prior periods have not been restated. Deferred income tax liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

     Net Income or Loss Per Common Share

Net income or loss per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares outstanding during the period (9,018,000 in fiscal 1995, 5,759,000 in fiscal 1994, and 2,507,000 in fiscal 1993). The effect of the Company's common stock equivalents (warrants and options) was anti-dilutive at June 30, 1994 and 1993.


(2)  SYNTHETIC SILICA BUSINESS

Effective January 1, 1991, Nu-West Minerals formed a general partnership, NuTec Mineral and Chemical Company ("NuTec"), with Mineral Technology Corporation ("MinTec") of Custer, South Dakota, for the development and production of high purity silica and other chemical and natural quartz products. Initially, Nu-West Minerals owned an 80% interest in NuTec, and MinTec held a 20% interest.

Effective January 1, 1994, NuTec distributed to MinTec certain assets and liabilities associated with the natural quartz business of NuTec which had originally been contributed by MinTec. In return, MinTec reduced its ownership interest in NuTec to 5%, thereby increasing the Company's indirect ownership of NuTec to 95% through its subsidiary, Nu-West Minerals. The 5% ownership interest retained by MinTec was also converted from a general partnership interest to a limited partnership interest as part of the transaction. NuTec retained the license rights to patented technology and related assets for the production of synthetic silica and certain other products. In connection with the transaction, the Company recorded $1,225,000 of goodwill which is being amortized on a straight line basis over five years. The unamortized balance of $858,000 at June 30, 1995 and $1,102,000 at June 30, 1994 is included in
Deferred costs and Other assets on the Consolidated Balance Sheet.

Potential end uses for which NuTec's products may serve as feedstock include high-purity glass applications, implements and crucibles used in the production of silicon crystals, low alpha fillers used for silicon chip encapsulation, fibre optic wave guides, high temperature lighting and other technical applications. Since its formation, development of the synthetic silica business has been constrained by a lack of capital, including a restriction under its current credit agreement to invest no more than $300,000 during fiscal 1995. The new Harris credit agreement (See Note 4) further limits the investment in NuTec to no more than $150,000 per year. Accordingly, NuTec has operated its facilities principally to test production capacities and to produce sample quantities of high purity synthetic silica for prospective customers. While initial prospective customer response has been encouraging, continuous operation and process refinement will be necessary to meet various end-user requirements. Management's plans are to not undertake commercial operations until NuTec is successful in marketing its products and in obtaining sufficient capital to sustain operations. While uncertainty exists, management believes it will be able to obtain sufficient capital and, based on its projection of potential sales and production costs, the Company's investment in NuTec is recoverable over time.

Summarized financial information for NuTec is as follows (in thousands):

                                              1995    1994    1993
                                             ------  ------  ------

      Net sales to unaffiliated customers    $    8  $  152  $  277

      Net loss                                  882   1,373   1,836

      Net loss allocable to Nu-West             882   1,317   1,469

      Identifiable assets                     6,048   6,339   7,038

      Depreciation and amortization             245     180     232

      Capital expenditures                        -      29     264


(3)  ACQUISITION OF THE CONDA PARTNERSHIP
     AND WESTERN COOPERATIVE FERTILIZERS (US)

Until July 14, 1992, the Company had a 50% interest in the Conda Partnership. The Conda Partnership was a general partnership which held significant phosphate ore reserves in southeastern Idaho, operated processing facilities adjacent to the Company's Conda, Idaho manufacturing operation ("the Conda Plant") and until fiscal 1994 supplied the Company with substantially all its phosphate ore requirements. (See Note 13 "Rhone-Poulenc Agreement".)

On July 14, 1992, the Company purchased 100% of the capital stock of Western Cooperative Fertilizers(U.S.) Inc. ("WCF(US)"), a wholly owned subsidiary of Western Cooperative Fertilizers Limited ("WCFL"). WCF(US) owned the other 50% interest in the Conda Partnership. Following the closing, the name of WCF(US) was changed to Nu-West Mining. This acquisition was accounted for as a purchase and, accordingly, the accounts of the Conda Partnership have been consolidated with those of the Company and Nu-West Mining since the beginning of fiscal 1993. In connection with the transaction, the Company has provided an unlimited indemnification to WCFL against tax and certain other liabilities related to WCF(US) and the transaction.

Immediately following the closing of the stock purchase, WCF(US) prepaid all of its outstanding debt, consisting of certain long-term notes, by payment to the note holders of outstanding principal, interest and prepayment penalties totalling approximately $20.7 million. Funds to satisfy the notes were supplied by the payment of approximately $21.2 million from WCFL in return for the cancellation of sales contracts which would require WCFL to take future delivery of phosphate rock from WCF(US) through 1996.

The Company dissolved the Conda Partnership effective July 1, 1994, and its assets and liabilities were distributed to the Company and Nu-West Mining.

(4)  LONG-TERM DEBT

Long-term debt at June 30 consisted of the following (in thousands):

                                                                     1995      1994
                                                                   --------  --------

Senior secured term loan, due September 1999                       $23,250   $28,500
Revolving credit loan, due September 1999                            6,521     8,721
Junior secured term loan, due November 2000                          1,880         -
12.5% senior subordinated unsecured term loan, due October 2001     10,000    10,000
18% subordinated notes, due October 2002                            13,600    13,600
18% subordinated PIK interest notes, due October 2002                4,529     1,659
Cash settlement option                                               3,736     3,179
Non-interest bearing promissory notes, due October 2002                156       156
Capitalized lease obligations                                           39        16
Conda Partnership obligation                                             -        20
                                                                   -------   -------
                                                                   $63,711   $65,851
Less - Current portion                                              (5,019)   (5,262)
                                                                   -------   -------
                                                                   $58,692   $60,589
                                                                   =======   =======

On October 20, 1993, the Company held a Special Meeting of Stockholders at which stockholders approved the Company's Recapitalization Plan (as described below), an increase in the authorized number of common shares from 35 million to 100 million, and the creation of a non-voting class of common stock.

The Recapitalization Plan involved the refinancing of substantially all of the Company's existing long-term debt and the issuance of additional equity securities. On November 2, 1993, the Company entered into loan agreements with Banque Indosuez, New York Branch, as agent, providing for (i) a six-year $30 million senior secured term loan, (ii) an eight-year $10 million senior subordinated unsecured term loan, and (iii) a six-year $20 million revolving credit facility, a portion of which is used for letters of credit. The senior secured term loan bears a floating interest rate of 2.0% over the higher of (i) the Federal Funds Rate plus 1/2% or (ii) the prime rate of Banque Indosuez. Principal and interest are payable quarterly and principal repayment began on June 30, 1994. Additional principal payments are required to be made from the proceeds of asset sales, sales of equity or debt securities and from excess cash flow (as defined in the Credit Agreement). The senior subordinated term loan bears interest at a fixed rate of 12.5% with principal due at maturity on October 15, 2001. Warrants to purchase 799,087 shares (or 9% on a fully diluted basis) of the Company's common stock at an exercise price of $.06 per share were issued in connection with the bank financing. At June 30, 1995, 479,452 non-voting common shares had been issued in connection with the exercise of warrants. The Company also agreed to pay to an affiliate of Banque Indosuez an amount equal to 12.6% of the appreciation in trading value of Class A Preferred Stock above $40 per share (the "Cash Settlement Option"). The estimated amount of such payment of $3,736,000 at June 30, 1995 and $3,179,000 at June 30, 1994
was recorded as long-term debt and deferred loan fees which will be amortized over the term of the agreement. These items are non-cash and are not reflected in the Company's Consolidated Statement of Cash Flows. The Cash Settlement Option is payable upon exercise of the option by the holder after November 2, 1996 (unless accelerated as a result of the occurrence of certain events) and before November 1, 2003. The revolving credit facility bears interest at prime plus 2% (11% at June 30, 1995) and advances are limited to a maximum of 85% of eligible accounts receivable, 35% of eligible phosphate ore inventories and 70% of eligible raw materials and finished goods inventories. At June 30, 1995, the Company had $9.9 million of available capacity under the revolving line of credit after a reduction for $3.5 million of outstanding letters of credit. See
Note 13 "Rhone-Poulenc Agreement". Subsequent to the refinancing Banque Indosuez obtained other participating investors in the financing.

The Company also executed a purchase agreement with a former member of the board of directors, a member of the WPG Debtholder Group ( as defined below) and an affiliate of Banque Indosuez for the purchase of $3.5 million of junior subordinated notes ("Subordinated Notes"). The Subordinated Notes are payable at maturity on October 20, 2002 and bear interest at a rate of 18%, payable semi-annually in cash or in Subordinated PIK Notes, at the option of the Company. The senior secured term loan and the senior subordinated unsecured term loan each prohibit the payment of interest on the Subordinated Notes in cash. Also, warrants for the purchase of 1,118,722 shares, or 12.6% on a fully-diluted basis, of common stock at an exercise price of $.06 per share were issued to these purchasers in connection with the financing. At June 30, 1995, warrants to purchase 760,731 common shares had been exercised. Proceeds of the Subordinated Notes were used for transaction costs of the Recapitalization Plan and for certain capital expenditures, including capital projects necessary to meet the requirements of the RP Agreement (See Note 13).

Because of the Company's financial condition at the time, its small balance in stockholders' equity and the liquidation preference of the Preferred Stock over the common stockholders, warrants issued in conjunction with the Recapitalization were assigned no value.

The holders of $10.1 million of secured senior subordinated debt issued in July 1989 and November 1990 (the "WPG Debtholder Group") exchanged that debt for $10.1 million of Subordinated Notes. This non-cash exchange is not reflected in the Company's Consolidated Statement of Cash Flows. The Company issued warrants for the purchase of 3,231,864 shares, or 36.4% on a fully-diluted basis, of common stock at an exercise price of $0.06 per share in connection with the exchange. These warrants were exercised by the WPG Debtholder Group on November 2, 1993. The exercise price was paid by reducing the balance of the $350,000 notes discussed below to $156,000. In addition, the holders of the Subordinated Notes contributed to the capital of the Company, for no consideration, 19,638 shares of Class B Preferred Stock held by them. Subsequent to the refinancing, substantially all of the Subordinated Notes have been transferred to other investors.

Certain warrants to purchase common stock issued to the WPG Debtholder Group in connection with the July 1989 and November 1990 financings were adjusted because of the Recapitalization, giving effect to the anti-dilution provisions of the warrants, and these warrants as adjusted were exercised on November 2, 1993.
The exercise price of the warrants was paid to the Company by surrender of warrants, resulting in a net issuance of 1,089,221 shares of common stock. As consideration for the agreement by the WPG Debtholder Group to exercise the warrants issued in the 1989 and 1990 financings prior to their expiration date, the Company issued non-interest bearing promissory notes to the WPG Debtholder Group in the aggregate principal amount of $350,000 payable on October 21, 2002. These notes, which were reduced to $156,000 as discussed above, will begin to bear interest from October 20, 1998 to maturity at prime.

The Company was required to write-off deferred financing costs and unamortized discounts totalling $1,560,000 related to the debt retired in connection with the Recapitalization Plan. The Company also incurred a prepayment penalty of $100,000 in connection with this debt retirement. The total write-off of $1,660,000 is presented as an extraordinary loss in the fiscal 1994 statement of operation. Other than the $100,000 prepayment penalty, this charge had no cash effect.

See Note 13 "Kennecott Agreement" for further information regarding the Junior Secured Term Loan due November 2000.

The scheduled annual minimum maturities for long-term debt, including capitalized lease obligations, are as follows (in thousands):


            Fiscal Year               Amount
            -----------              -------
              1996                   $ 5,019
              1997                     9,374
              1998                     6,133
              1999                     6,380
              2000                     8,397/*/
              2001 and thereafter     28,408
                                     -------
                                     $63,711
                                     =======

/*/Includes $6,521,000 which was the balance of the Company's revolving line of credit at June 30, 1995.

On August 3, 1995, the Company refinanced substantially all of its long-term debt described earlier. The Company entered into a $75 million senior secured loan agreement with Harris Trust and Savings Bank ("Harris") as agent providing for (i) a five-year $15 million revolving credit facility, $5 million of which is available only during the period July through February of each year, (ii) a $5 million letter of credit facility which expires December 31, 1998, (iii) a five-year $25 million term loan with equal quarterly amortization, and (iv) a six-year $30 million term loan with quarterly amortization in varying amounts. The loans bear interest based, at the Company's option, on either (i) LIBOR or
(ii) the prime commercial rate announced from time to time by Harris, plus a variable margin determined by the Company's fixed charge ratio. Based on the initial margin at closing, the $25 million loan and revolving credit facility bear interest at LIBOR plus 2.25% and the $30 million loan bears interest at LIBOR plus 3.0%. The loan agreements require the Corporation to maintain certain financial ratios and other covenants, and the notes are secured by substantially all of the assets of the Company.

If the Recapitalization had occurred on July 1, 1994, net sales for the year ended June 30, 1995 would not have changed and unaudited pro forma net income and net income per common share before extraordinary items would have been approximately $13.7 million and $1.17, respectively. After an extraordinary loss for early extinguishment of debt of approximately $10.7 million, net income would have been approximately $3 million and a net loss per common share of $.02 after preferred dividend requirements. The extraordinary loss which was recorded at August 3, 1995 due to write off of loan fees and prepayment penalties was $9.8 million, or $1.09 per common share of which $8.8 million had no cash effect.

The pro forma scheduled annual minimum maturities for long-term debt assuming the refinancing completed in August 1995 had been completed at June 30,1995, including capitalized lease obligations, are as follows (in thousands):

            Fiscal Year               Amount
            -----------               ------
              1996                   $ 6,019
              1997                    10,374
              1998                     9,383
              1999                    10,380
              2000                    17,897/*/
              2001 and thereafter     13,124
                                     -------
                                     $67,177
                                     =======

/*/Includes $6,521,000 which was the balance of the Company's revolving line of credit at June 30, 1995.

The foregoing unaudited proforma information does not purport to be indicative of the financial position or results of operations which actually would have occurred had the refinancing been completed on the dates indicated.


(5) INCOME TAXES

Due to the Company's net operating loss carryforwards, it is subject only to alternative minimum taxes. During 1995 and 1994, the Company provided alternative minimum taxes of $194,000 and $20,000, respectively, which were offset by the reversal of excess tax liabilities provided in prior years. Benefits relating to the net operating losses for fiscal 1993 were not recorded as the Company could not carry them back for refunds and future realization was not assured.

The Conda Plant and the interest in the Conda Partnership were purchased from the bankruptcy estate of Beker Industries Corp. ("Beker") on July 24, 1987. In this transaction, the Company succeeded to Beker's tax basis in the assets purchased as well as Beker's net operating loss and investment tax credit carryforwards. Deferred income taxes were provided at the acquisition date for the difference in the tax basis of the acquired assets from the book basis. These deferred taxes are required for alternative minimum taxes that will not be reduced by the Company's operating loss and investment tax credit carryforwards.

The components of the net deferred tax liability on the Company's Balance Sheet were determined in accordance with SFAS 109 and were as follows at June 30, (in thousands):


                                                          1995       1994
                                                        ---------  ---------
DEFERRED TAX LIABILITIES
  Book basis in excess of tax basis of acquired assets  $  4,980   $  5,515
  Other                                                       19        328
                                                        --------   --------
  Total Deferred Tax Liabilities                           4,999      5,843

DEFERRED TAX ASSETS
  Operating loss carryover                                84,276     86,962
  Tax credit carryover                                     2,012      2,583
  AMT credit carryover                                       805        397
  Other                                                      238         83
                                                        --------   --------
  Total Deferred Tax Assets                               87,331     90,025
  Less Valuation Allowance                               (82,959)   (85,106)
                                                        --------   --------
                                                           4,372      4,919
                                                        --------   --------
                                                        $    627   $    924
                                                        ========   ========

The fiscal 1995 and 1994 Consolidated Statement of Cash Flows includes alternate minimum taxes paid on taxable income arising from the purchase of WCF(US) (see
Note 3) which were accrued as part of the purchase price, as well as estimated alternative minimum taxes paid on fiscal 1995 and 1994 taxable income from operations.

At June 30, 1995, net operating loss carryforwards of approximately $232 million were available to offset future taxable income and investment tax credit carryforwards of approximately $2 million were available to offset future tax liabilities. These carryforwards expire in 1998 through 2007. The Company also has $805,000 of alternative minimum tax credits which can be carried forward indefinitely.


(6)  PREFERRED STOCK

At June 30, 1995, 290,000 shares of Class A Preferred Stock and 344 shares of Class B Preferred Stock were outstanding. Each share of Class A Preferred Stock is entitled to an $11 per share annual cash dividend payable on December 1 following the Company's fiscal year end. Dividends are cumulative, and unpaid dividends were $19,140,000 at June 30, 1995 and $15,950,000 at June 30, 1994.
Although not accrued as a liability, Class A Preferred Stock dividends are taken into effect in the calculation of earnings per share. The Class A Preferred Stock is redeemable by the Company at $100 per share plus any unpaid cumulative dividends. Redeemed Class A Preferred Stock may not be reissued by the Company.

In connection with the Company's fiscal 1994 refinancing (see Note 4) certain holders of the Class B Preferred Stock surrendered 19,638 shares for no consideration. An additional 18 shares were surrendered in fiscal 1995. Each remaining share of Class B Preferred Stock is entitled to an $11 per share annual cash dividend beginning in fiscal year 1994, and payable on December 1 following the Company's fiscal year end. Dividends are cumulative, and unpaid dividends were $8,000 at June 30, 1995. Payment of dividends is dependent upon certain cash flow requirements in excess of current and cumulative dividend payments on Class A Preferred Stock. Such dividends are cumulative for any amounts not paid. Although not accrued as a liability Class B Preferred Stock dividends are taken into effect in the calculation of earnings per share. The Class B Preferred Stock is redeemable by the Company at $100 per share plus any unpaid cumulative dividends. Redeemed Class B Preferred Stock may not be reissued by the Company.

Payment of Class A and Class B Preferred Stock dividends is prohibited by the covenants of certain of the Company's loan agreements, including the new senior secured loan agreement with Harris. (See Note 4.)

In the event of liquidation, the Class A and Class B Preferred Stock are entitled to a liquidation preference of $100 per share plus any accumulated dividends prior to any distribution to common stockholders. The Class A and Class B Preferred Stock do not have voting rights on matters presented to the Company's shareholders.

(7)    COMMON STOCK

On November 15, 1994, the stockholders of the Company authorized a reverse stock split of one share of newly issued Common Stock for each six shares of existing Common Stock. On that same date, the Board of Directors approved a one-for-six reverse stock split to be effective at the close of business on December 9, 1994. Accordingly, the Restated Certificate of Incorporation was amended to reduce the number of authorized shares of common stock to 16,666,667. Every six shares of common stock outstanding on the effective date were reclassified into one share of common stock. All per share amounts in this report reflect the effect of this one-for-six reverse stock split.

By a vote of the common shareholders in October 1993, the authorized shares of common stock was increased from 35,000,000 to 100,000,000, and a class of 12,000,000 shares of non-voting common stock was authorized (see Note 4). After adjustment for the reverse stock split, 633,105 shares of non-voting common stock were outstanding at June 30, 1995.

At June 30, 1995, a total of 1,291,000 shares of common stock are reserved for the exercise of employee stock options (501,833 shares) and warrants for the purchase of common stock (789,167 shares). The exercise price for warrants to purchase 111,541 shares is 75% of market price on the date of exercise. The exercise price for the remaining warrants is $.06 per share.


(8)  RELATED PARTY TRANSACTIONS

The Company paid consulting fees and expenses of $259,000 in fiscal 1995 and $255,000 in each of fiscal 1994 and 1993 to an affiliate of Weiss, Peck and Greer. Certain principals of Weiss, Peck and Greer are directors of the Company and certain of their affiliates are major shareholders of the Company.


(9)  STOCK OPTION PLANS

     Employee Stock Option Plans

In May 1988, the Company adopted the Employee Stock Option Plan (the "Option Plan"), which provides for the issuance of incentive stock options ("ISOs") and nonstatutory options ("NSOs") as well as stock appreciation rights ("SARs") to qualified officers and employees of the Company. Options to acquire up to 300,000 shares of common stock of the Company may be granted under the Option Plan. On November 15, 1994, the stockholders of the Company approved the Nu-
West Industries, Inc. 1994 Employee Stock Incentive Plan.   An additional
300,000 shares of common stock of the Company may be granted under this option plan.

ISOs may be granted at exercise prices that are not less than the fair market value of the common stock at the date of grant. NSOs may be granted at exercise prices at or below the fair market value of the common stock at the date of grant. Options granted under the Option Plan become exercisable as determined at the date of grant and expire no later than 10 years after the date of grant if not previously exercised. If an Option Plan participant owns more than 10% of the Company's outstanding common stock, the exercise price of any ISOs granted must be at least 110% of fair market value of the common stock at the date of grant.

     Directors Stock Option Plan

On November 15, 1994, the stockholders of the Company approved the Nu-West Industries, Inc. Nonemployee Director Stock Option Plan (the "Directors' Plan"). Options to acquire up to 50,000 shares of the common stock of the Company may be granted under the Directors' Plan. Only directors who are not employees of the Company and who are not affiliated with any entity or group of entities which own more than 20% of the fully-diluted Common Stock of the Company are eligible to participate in the Directors' Plan.

Stock options shall be granted automatically under the Directors' Plan as follows: (i) upon initial election or appointment to the Board, a non-employee director shall be granted a stock option to purchase 4,167 shares of Common Stock; and, (ii) each non-employee director shall be granted a stock option to purchase 833 shares of Common Stock for each full fiscal year of the Company during which he or she served as a non-employee director, effective on the succeeding July 1. Each non-employee director shall be eligible to receive stock options exercisable for a maximum of 16,667 shares of Common Stock. The exercise price of all stock options granted under the Option Plan shall be 100% of the fair market value of the Common Stock as of the date of grant. Stock options will be fully vested on the date of grant and will expire not more than ten years from the date of grant.

     Summary of Option Plan Transactions

A summary of option transactions for fiscal years 1995, 1994, and 1993 is as follows (in thousands except exercise price):

                                      Employee   Directors
                                       Option     Option       Exercise
                                        Plans      Plan          Price
                                      --------   ---------    -----------
Options outstanding June 30, 1992         78          -              5.04
Options granted                           43          -              3.96
                                        ----        ----
Options outstanding June 30, 1993        121                  5.04 & 3.96
Options canceled due to surrender       (121)         -       5.04 & 3.96
Options granted                          237          -              2.70
                                        ----        ----
Options outstanding June 30, 1994        237          -              2.70
Options granted                          261           4      6.38 & 8.50
                                        ----        ----
Options outstanding June 30, 1995        498           4
                                        ====        ====

The options issued in fiscal 1994 are not exercisable until December 1, 1996. Of the options issued in fiscal 1995, forty percent are exercisable on January 1, 1997 and twenty percent become exercisable on each of January 1, 1998, 1999, and 2000. As of June 30, 1995, 39,167 shares were available for grant under the Employee Option Plan, and 45,833 shares were available for grant under the Directors Plan.

Compensation expense of $70,000 was recognized in fiscal 1994 for options to acquire 237,000 shares of common stock which were granted at an exercise price of $2.70 per share, which was 90% of the fair market value of the common stock at the date of grant. The options granted in fiscal 1995 are noncompensatory, since the exercise price was the closing price of the common stock on the date of grant.


(10)    EMPLOYEE STOCK GRANT PLAN

In May 1991, the Company adopted the Employee Stock Grant Plan which provided for the issuance of up to 167 shares of the Company's common stock to each eligible employee, other than senior management, as defined by the plan. Accordingly, 17,867 shares in fiscal 1994 and 13,050 shares in fiscal 1993 were issued to eligible employees. Compensation expense of $40,000 in fiscal 1994 and $86,000 in fiscal 1993 has been recognized in the Financial Statements which was a non-cash expense and is not reflected in the Consolidated Statement of Cash Flows. No stock was issued to employees in fiscal year 1995.


(11)    RETIREMENT AND BENEFIT PLANS

Effective January 1, 1988, the Company adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan immediately upon employment with the

Company. The Company matches a certain percentage of the employees' contributions. Company contributions were $526,000 in fiscal 1995, $305,000 in fiscal 1994, and $286,000 in fiscal 1993.

The Company incurred approximately $15,000 in 1995 and $20,000 in both 1994 and 1993 in cash payments for postretirement benefits. The Company has agreed to provide a Medicare supplement and $5,000 of life insurance to its employees upon retirement. Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", which requires that the cost of these benefits be accrued as a form of deferred compensation earned during the period that employees render service, rather than the previously permitted practice of accounting for such costs as incurred. The Company has elected to amortize the unrecognized accumulated postretirement benefit obligation ("transition obligation") of
$963,000 at July 1, 1993 to expense over a twenty year period.   This obligation
was determined by application of the terms of the Medicare supplement and life insurance plans, together with relevant actuarial assumptions and historical health-care cost trend rates of 7%. The assumed health-care cost trend rate for fiscal 1995 was 4%. The effect of a 1% annual increase in the assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $52,000 and the annual service cost by approximately $19,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%. The plans are unfunded.

The following table sets forth the plans' combined status reconciled with the amount included in the Consolidated Balance Sheets at June 30, (in thousands):

                                                                   1995    1994
                                                                  ------  ------
Retirees                                                          $ 200   $ 299
Other active plan participants                                      442     775
Unrecognized transition obligation                                 (865)   (913)
Unrecognized gain                                                   473      -
                                                                  -----   -----
Total accumulated postretirement obligation accrued at June 30    $ 250   $ 161
                                                                  =====   =====

Net periodic postretirement benefit cost for the years ended June 30, included the following components:

                                                                   1995   1994
                                                                  -----   -----
Service cost-benefits attributed
     to service during the period                                  $ 55    $113
Amortization of unrecognized gain                                   (14)     -
Amortization of transition obligation                                48      48
                                                                   ----    ----
Net periodic postretirement benefit cost                           $ 89    $161
                                                                   ====    ====

The adoption of the new accounting method will have no effect on the Company's cash outlays for retiree benefits.


(12)  LITIGATION

In fiscal 1993, the Company executed an agreement with the Trustee of the Estate of Nu-South Industries, Inc. ("Nu-South") and Mississippi Chemical Corporation ("MCC"), a major creditor of Nu-South, for the settlement of, and the mutual release from all claims against the Company relating to the Nu-South bankruptcy (the "Settlement Agreement"). Nu-South was a wholly owned subsidiary of the Company that filed a voluntary petition for liquidation under the provisions of Chapter 7 of the Bankruptcy Code on February 1, 1990. The Trustee had filed a complaint against the Company in January 1992 for the recovery of unspecified amounts relating to alleged preferential transfers by Nu-South and was considering possible additional claims against the Company, including claims which would assert that the Company should be held liable for the debts of Nu-South. In addition, the Trustee had filed certain preference claims against other parties which involved payments by Nu-South of debts allegedly guaranteed by the Company.

The Settlement Agreement required a payment of $400,000 in cash on December 1, 1992, plus deferred payments totalling an additional $150,000 through May 1993, in exchange for a general and irrevocable release by the Trustee and MCC of all claims against the Company, its current and former officers and directors, and its affiliates. The Trustee has obtained such releases or dismissals with prejudice as would protect the Company from indemnity claims by defendants in the guaranty preference cases. The Settlement Agreement was approved by the Bankruptcy Court on December 7, 1992. A provision for $400,000 was recorded during fiscal 1992 and an additional $150,000 was recorded in fiscal 1993 to provide for payment of this settlement. The Nu-South bankruptcy estate was closed on April 1, 1994.

The Company is not a party to or involved in any other legal action except for routine litigation incidental to its business.


(13) COMMITMENTS AND CONTINGENT LIABILITIES

     Mining Contract

Mining operations at the existing reserves of the Conda Partnership have been carried out by a third party general contractor (the "General Contractor") since 1972. The agreement between the Conda Partnership and the General Contractor required the Conda Partnership to mine a minimum amount of phosphate ore each year, or pay the General Contractor a price adjustment determined at the conclusion of the mining season, which typically runs through November. The agreement also required the Conda Partnership to use the General Contractor as the miner on its reserves through 1997.

The Company entered into an Ore Requirement Reduction Settlement Agreement effective November 30, 1993 with the General Contractor which reduced the amount of ore required to be mined by the Conda Partnership each year to a minimal amount and extends the term of the mining agreement to December 31, 2007. The Company paid $500,000 in January 1994 and $500,000 plus accrued interest in March 1994 to the General Contractor in connection with this agreement.

On August 9, 1994 the Company entered into a Work Reduction and Buy-Out Settlement Agreement with the General Contractor. This amendment to the mining contract eliminates the remaining minimum annual mining requirement and the required use of the General Contractor for ore handling functions at the Conda Plant, as well as certain other modifications. The Company paid the General Contractor $100,000 for the modification of the contract and expects to save $1.0 to $1.5 million annually as a result of these changes. The payments associated with both of these agreements are included in Deferred Costs and Other Assets on the Consolidated Balance Sheet and are being expensed on a units of production basis over the life of the RP Agreement (as defined below). The unamortized balance of these payments was $796,000 at June 30, 1995 and $870,000 at June 30, 1994.

The Company entered into a $1.2 million, five year operating lease with Caterpillar Financial Services Corporation for Equipment to conduct the ore handling operations previously performed by the general contractor. The annual minimum lease payments for this equipment are $266,000 for fiscal 1996, $249,000 for fiscal 1997 through 1999 and $58,000 for fiscal 2000.

     Rhone-Poulenc Agreement

The Company entered into a seven-year agreement with Rhone-Poulenc Basic Chemical Company, a division of Rhone-Poulenc, Inc. ("RP") for supply of phosphate ore (the "RP Agreement"). The phosphate ore mined by RP contains higher quality ore with substantially lower overburden removal requirements than found in other known reserves in southeastern Idaho, including those owned by Nu-West Mining. The Company has realized significant annual production cost savings by purchasing phosphate ore under the RP Agreement versus the estimated cost of mining its own reserves. The RP Agreement was contingent on the Company's ability to obtain and make available to RP approximately $13.3 million of mobile mining equipment. On November 2, 1993, the Company entered into a lease financing arrangement with Caterpillar Financial Services Corp. ("Caterpillar") providing for the necessary mining equipment. The Company has posted a $3.2 million letter of credit with Caterpillar to secure its obligations under the lease.

The Caterpillar lease has a 60 month term and provides for the optional purchase
of the equipment based on fair market value at the end of the lease.    The
annual minimum lease payments under this lease are $2.4 million for fiscal 1996, 1997 and 1998, and $608,000 for fiscal 1999. The equipment is subleased by the Company to RP on payment terms equivalent to those between the Company and Caterpillar. RP may cancel the sublease, however, if the Company fails to take shipments or make timely payment for ore received under the RP Agreement.

The terms of the RP Agreement provide that the Company will not be required to take a minimum annual tonnage of ore and may mine its own phosphate ore reserves, but will be responsible for idle leased equipment costs resulting from a reduction in the Company's purchase requirements from RP below 1.6 million tons per year. The Company may not elect to purchase more than 1.6 million tons of ore per year without the consent of RP and must give six months' notice of reductions in its ore purchase requirements. The Company has constructed a new haul road and ore loading system at the RP mine site at a combined total cost of approximately $1.8 million and has transferred these assets to RP in exchange for a 69 month non-interest bearing note receivable. RP makes equal monthly payments on the note. The unpaid balance at June 30, 1995 was $1.7 million of which $1.4 million is included in Deferred costs and Other assets and the balance is included in Accounts receivable. Through June 30, 1995, the Company had spent $1.4 million on the construction of a maintenance shop, and additional expenditures of $780,000 will be required in fiscal 1996 for the completion of this project. This asset will also be transferred to RP in exchange for a non-interest bearing note receivable. Payment for delivery of ore is based on the actual cost of mining by RP plus 50% of the net savings recognized by RP and the Company as a result of the RP Agreement. RP is prohibited from selling its ore reserves without assumption of the RP Agreement by any purchaser. Part of the mining cost paid by the Company will be the cost of reclamation of mined acreage based on cost estimates as the ore is mined, with subsequent adjustments as required. RP will be responsible for all reclamation work and has indemnified the Company against environmental exposure at the mine.

In June 1995, the RP Agreement was extended for an additional five year term through 2005. RP also notified the Company of its intent to cease taking ore from the mine for its own account. RP may resume taking ore with ninety days notice, although no such action is anticipated in the foreseeable future. The Company's ore requirements have exceeded 80% of the total output of the RP mine during fiscal 1995, and no material cost or operational disadvantage is expected as a result of the cessation of deliveries to RP.

Since the Company discontinued the mining of its reserves in November 1993, depreciation and depletion associated with mine assets and reserves were discontinued. The mine assets had been depreciated to salvage value at that date.

    Kennecott Agreement

On July 28, 1994, the Company entered into a five-year sulfuric acid purchase contract with Kennecott Utah Copper Corporation ("Kennecott") for the purchase of 300,000 tons of sulfuric acid per year to replace the output of the older of the two sulfuric acid facilities currently operating at the Conda Plant. Shut down of the older sulfuric acid plant will significantly reduce sulfur dioxide emissions as part of a settlement of the air quality enforcement action described below. Shipments of sulfuric acid are to begin no later than November 1995 and prices under the contract will be adjusted quarterly based on the equivalent cost of sulfur and the Company's selling price for one of its fertilizer products. The Company also entered into a $4 million loan agreement
with Kennecott.   The proceeds of the $4 million loan are being used to
construct tankage and rail spurs to receive and unload the sulfuric acid and a boiler to replace the steam now supplied by the older acid plant. At June 30, 1995, $2.0 million had been spent toward the construction of those assets, and advances on the loan were $1.9 million. The five-year senior subordinated loan is secured by the constructed assets described and bears interest at prime plus 2%. Interest will be paid quarterly, and principal will be repaid as sulfuric acid is purchased over the five year term of the loan.

    Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations. Significant costs could be incurred on account of these environmental laws and regulations in the future. Most of the Company's environmental expenditures and potential costs are or would be in response to provisions of various federal environmental laws, particularly the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act (aka "Superfund"), and the land use, air, surface and ground water, and hazardous waste regulations of the State of Idaho.

The phosphoric acid process water and calcium sulfate or "phosphogypsum" handled at the Company's Conda Plant are currently exempt from regulation as a "hazardous waste" under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"). The EPA, with input from an advisory committee, is currently evaluating potential improved processing, handling and storage measures for phosphogypsum under provisions of the Toxic Substances Control Act and RCRA.
The exact requirements of those potential future rules cannot be predicted with certainty at this time but will likely control the Company's handling of these materials.

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

In March 1994, the EPA issued a Notice of Violation pertaining to numerous excess SO\\2\\ emissions during the period from October 1989 to May 1993. The Company has negotiated a settlement with the EPA, which is now pending final federal court approval, that provides for the payment of a $150,000 fine and reduced SO\\2\\ emissions limitations until November 1995, at which time the Company will shut down the older of its two sulfuric acid plants. The Company has entered into a five-year contract with Kennecott to replace the production of this plant. (See Note 13 "Kennecott Agreement" for further information.)

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



(14)    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30 (in thousands):


                                              1995     1994
                                             ------   ------
  Accrued raw materials and
    operating supplies                       $2,634   $2,518
  Accrued capital expenditures                   -       750
  Salaries, wages and
    employee benefits                         2,154    2,265
  Interest                                      294      324
  Shipping costs                                698      881
  Legal fees and provision for litigation        29       47
  Accrued rehabilitation                        758      957
  Other                                         674      764
                                             ------   ------
                                             $7,241   $8,506
                                             ======   ======

Pursuant to the terms of mineral leases with state and federal agencies, the Company is required to rehabilitate acreage disturbed during mining of leases. The estimated cost of rehabilitation is calculated in consultation with the appropriate state or federal agency, and is accrued to Cost of sales using the units of production method as the related ore is mined. The rehabilitation liability is secured by Bonding deposits (see Note 1) and existing surety bonds.


(15)    SUBSEQUENT EVENT

In March 1995, the Company disclosed that it had retained PaineWebber Incorporated to assist it in exploring alternatives for enhancing long-term shareholder value. The alternatives to be considered included but were not limited to strategic relationships with other significant fertilizer producers and customers, the sale or merger of the Company, the formation of a joint venture with one or more parties, or the continuation of the Company's current business plan to concentrate on internal growth. Agrium, Inc. and the Company announced on August 10, 1995 that they had entered into a definitive Merger Agreement which provides for the acquisition of the Company by Agrium.

Under the terms of the Merger Agreement, a subsidiary of Agrium is making a tender offer to purchase all of the outstanding common stock of the Company at $10.50 in cash. The tender offer commenced on August 16, 1995 and will expire on September 14, 1995 unless extended. As soon as practical following the tender offer, the Agrium subsidiary will merge into the Company, and each remaining share of the Company's common stock will be converted into the right to receive $10.50 per share in cash. Total consideration to be paid to the common stockholders of the Company will be approximately $98.5 million.

The completion of the tender offer is conditioned upon, among other things, the tender of at least 60% of the shares of common stock of the Company on a fully-diluted basis and applicable regulatory review. The Board of Directors of the Company has unanimously approved the Merger Agreement. The Board of Directors of the Company may withdraw its recommendation for and support of the transaction if required to do so in furtherance of its fiduciary responsibilities; however, if the transaction with Agrium is terminated or not completed because of such withdrawal, Agrium will be entitled to a payment from the Company of $4 million. PaineWebber Incorporated has acted as financial advisor to the Company and has rendered a fairness opinion in connection with the transaction. The Board of Directors of Agrium has also unanimously approved the merger agreement.

Certain shareholders of the Company, who own in the aggregate approximately 57% of the outstanding and 49% of the fully-diluted common shares, have agreed with Agrium to tender those shares in the tender offer, subject to certain revocation rights.

The Company's current debt structure, as recently refinanced, is expected to remain in place as of the date of the contemplated merger. The Class A and Class B Preferred Stock of the Company will also remain outstanding at the effective date of the merger. Due to the change of ownership which will result if the tender is successful, the Company's usage of its net operating losses will be limited based on the market value of the Company's stock.

In the succeeding seven days following the announcement of the Merger Agreement, four class action lawsuits were filed by various shareholders of the Company in the Court of Chancery of the State of Delaware, New Castle County, Delaware, alleging that the Company and its board of directors had breached their fiduciary duties to the shareholders of the Company by agreeing to and supporting the tender offer and merger. One of the lawsuits also named Agrium as a defendant and alleged that Agrium had aided and abetted the alleged breach of fiduciary duty. Among other claims, the lawsuits allege that the Company's Board of Directors had breached its fiduciary duties to the shareholders by failing to take certain actions to maximize the value of the Company's shares. Each of the lawsuits seek a variety of injunctive and equitable relief as well as unspecified money damages and an award of attorneys' fees and costs. The Company intends to vigorously defend each of the lawsuits. Because the lawsuits have only recently been filed and evidence has not yet been fully developed, the Company is unable to comment with regard to the probable outcome of the litigation.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended June, 30 1995, 1994, and 1993
                                 (In thousands)


                                                        ADDITIONS                            DEDUCTIONS
                                          -----------------------------------------    ----------------------
                           Balance at     Charged to    Allowance for        Bad       Service     Accounts      Balance at
                          Beginning of    Costs and     Uncollectible       Debts      Charges    Receivable       End of
Description                  Period        Expenses    Service Charges    Collected    Waived     Written Off      Period
----------------------    ------------    ----------   ---------------    ---------    -------    -----------    ----------
Allowance for Doubtful
Accounts:

June 30, 1993                 $361            8              141              3          38           42            $433

June 30, 1994                 $433            -              154              -          57          219            $311

June 30, 1995                 $311            -              109              -         133           23            $264

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Restated Certificate of Incorporation provides for a Board of Directors composed of not less than six nor more than nine persons. The Board is divided into three classes, with each class consisting, as nearly as possible, of one-third of the number of directors constituting the Board. Each class of directors serves three year staggered terms, which expire at the Annual Meetings during the fiscal years specified below. The size of the Board is presently five, with one vacancy in Class III Directors.

The directors and executive officers of the Company are as follows:

Name                   Age      Position
----------------       ---      ------------------------------------------------------------
Craig D. Harlen         46      Chairman of the Board of Directors; President and Chief
                                Executive Officer
H. Alan Dahlbach        50      Executive Vice President
Mark R. Sanders         45      Director, Senior Vice President, and Chief Financial Officer
Steven W. Gampp         43      Vice President, Secretary and Treasurer
Larry C. Dearing        52      Vice President - Regional Sales
John D. Yokley          54      Vice President - National Sales
Don G. LaRue            43      Vice President - Operations
Helen K. Smith          44      Controller and Assistant Secretary
Cecil D. Andrus         63      Director
Peter B. Pfister        35      Director
Wesley W. Lang          38      Director

Craig D. Harlen.     Mr. Harlen has been a director of the Company since 1987
and has served as Chairman of the Board since 1994. He was Senior Vice President and General Manager of the Company's manufacturing operations at the Conda Plant until he was appointed President and Chief Executive Officer in June 1989. Prior to joining the Company, Mr. Harlen held various positions with Beker since 1975, including General Manager of its western phosphate operations for more than five years. Mr. Harlen's term as a director will expire in 1995.

H. Alan Dahlbach.   Mr. Dahlbach joined the Company in September 1988, and is
responsible for overseeing all of the Company's sales and marketing activities. From 1972 to 1986, Mr. Dahlbach held various positions with Gardinier, Inc., a major phosphate fertilizer mining and manufacturing firm based in Tampa, Florida. From March 1986 to September 1988, he was self-employed and engaged in a variety of private business ventures.

Mark R. Sanders.   Mr. Sanders became a director of the Company in June 1991.
Mr. Sanders, who joined the Company in 1987 as Controller for the Conda Plant, was elected Senior Vice President and Chief Financial Officer in June 1989. From April 1981 through June 1987, he served as Plant Controller for Beker's western phosphate operations. Mr. Sanders' term as a director will expire in 1996.

Steven W. Gampp.   Mr. Gampp joined the Company in February 1989 as Corporate
Treasurer and was appointed Vice President, Secretary and Treasurer in June 1989. From 1983 until 1989, Mr. Gampp held various financial executive positions with Quinoco Petroleum, Inc., an oil and gas syndication, exploration and production company based in Denver, Colorado.

Larry C. Dearing.   Mr. Dearing joined the Company in July 1987, and is
responsible for the regional sales activities of the Company. From 1978 to June 1986, Mr. Dearing held various positions at Beker, including Senior Vice President - Marketing. From November 1986 to June 1987, he was the Chief Executive Officer of an employee benefits consulting firm.

John D. Yokley.   Mr. Yokley joined the Company in August 1989, and is
responsible for national account sales and raw materials procurement. From 1981 to September 1988, Mr. Yokley was Executive Vice President of Chemex, Inc., a commodities trading firm. From September 1988 to August 1989, he directed the marketing operations of Chemtran, a fertilizer joint venture with the Pillsbury Company.

Don G. LaRue.   Mr. LaRue joined the Company in July 1987 as Production Manager for the Conda Plant and, in July 1989, was appointed the General Manager of those operations. In February 1994, Mr. LaRue was appointed Vice President - Operations for the Company. From August 1986 through June 1987, he was Production Manager for Beker's western phosphate operations.

Helen K. Smith.   Mrs. Smith joined the Company in August 1987 as General
Accounting Manager, was appointed the Corporate Controller in July 1989, and assumed her current position in November 1991. Prior to her employment with the Company, Mrs. Smith was a Senior Accountant with Peat Marwick & Main.

Cecil D. Andrus.   Mr. Andrus became a director of the Company in January 1995.
Mr. Andrus was elected governor of Idaho four times -- in 1970, 1974, 1986 and 1990. He served as Secretary of the Interior in the Carter Administration from 1977-1981. Mr. Andrus' term as a director will expire in 1997.

Wesley W. Lang.   Mr. Lang became a director of the Company in May 1988.  Mr.
Lang is a partner in Weiss, Peck & Greer, L.L.C., an investment management firm ("WPG"), which he joined in 1985, and he is also a director of Durakon Industries, Inc. Mr. Lang's term as a director will expire in 1996.

Peter B. Pfister.   Mr. Pfister became a director of the Company in February
1994. Mr. Pfister is a partner in WPG, which he joined in 1987. Prior to his association with WPG, he was with Manufacturers Hanover Trust Company where he specialized in acquisition financing. Mr. Pfister's term as a director will expire in 1997.

No family relationships among members of the Board of Directors and officers exist.

ITEM 11.   EXECUTIVE COMPENSATION

The table below sets forth information concerning compensation paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered to the Company and its subsidiaries during the fiscal years ended June 30, 1995, 1994 and 1993. All of the persons named below continue to serve as officers of the Company.

                                  SUMMARY COMPENSATION TABLE
                                                                           LONG TERM
                                            ANNUAL COMPENSATION           COMPENSATION
                                  -------------------------------------   ------------
                                                                           SECURITIES
                                                                           UNDERLYING    ALL OTHER
                                 FISCAL         SALARY          BONUS        OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR         ($)/(1)/     ($)/(1)/ /(2)/  (#)/(3)/      ($)/(4)/
----------------------------------------------------------------------------------------------------
CRAIG D. HARLEN                   1995         $250,000        $150,000       41,666       $12,732
President and Chief               1994          250,000         235,000       39,080         8,533
Executive Officer                 1993          200,000          50,000       25,000         7,893
----------------------------------------------------------------------------------------------------
H. ALAN DAHLBACH                  1995         $193,000        $ 95,000       16,666       $10,083
Executive Vice President          1994          193,000         185,000       29,366         6,346
                                  1993          178,500          40,000       20,000         6,299
----------------------------------------------------------------------------------------------------
MARK R. SANDERS                   1995         $160,000        $ 80,000       16,666       $ 8,908
Senior Vice President and         1994          160,000         180,000       29,366         5,552
Chief Financial Officer           1993          145,002          40,000       20,000         5,286
----------------------------------------------------------------------------------------------------
JOHN D. YOKLEY                    1995         $154,000        $ 75,000       13,333       $ 8,955
Vice President -                  1994          154,000          55,000       16,641         5,353
National Sales                    1993          142,942          30,000       11,000         4,947
----------------------------------------------------------------------------------------------------
STEVEN W. GAMPP                   1995         $143,000        $ 60,000       16,666       $ 8,361
Vice President, Secretary         1994          143,000         165,000       29,366         5,353
and Treasurer                     1993          132,000          40,000       20,000         4,947
----------------------------------------------------------------------------------------------------

(1) Amounts shown include cash compensation earned by the named executive officer during the fiscal year listed, including amounts deferred at the election of those officers. Bonuses are paid in the fiscal year following the year in which they are earned.

(2) Amounts shown include payment in April 1994 of cash bonuses deferred from 1991 in the following amounts: Mr. Harlen - $135,000; Mr. Dahlbach - $105,000; Mr. Sanders - $105,000; Mr. Gampp -$105,000.

(3) All of the Company's executive officers voluntarily surrendered their outstanding stock options granted in 1992 and 1993 for no consideration on November 2, 1993 in connection with the Recapitalization (See Note 4 to the June 30, 1995 Consolidated Financial Statements). No Stock Appreciation Rights ("SARs") were granted by the company in fiscal 1995, and there are no outstanding SARs held by any employee or director of the Company. The number shown for each year represents the number of shares of Common

     Stock for which options were granted to the named executive officer in that year, and reflect the 1:6 reverse stock spilt of the Company's common stock effective December 9, 1994.

(4) Amounts shown are the matching contributions made by the Company to its Employee Retirement Savings Plan, a qualified Section 401(k) profit sharing plan, and the amount of premiums for term life insurance paid by the Company for the named executive officers as follows:

                                401(k)          Life
                             Contributions    Insurance
                            --------------    ---------
     Craig D. Harlen            $10,512         $2,220

     H. Alan Dahlbach             8,369          1,714

     Mark R. Sanders              7,487          1,421

     John D. Yokley               7,587          1,368

     Steven W. Gampp              7,091          1,270

EMPLOYMENT AND COMPENSATION AGREEMENTS

          On December 1, 1994, the Company entered into an employment agreement with Craig D. Harlen to serve as the Company's President and Chief Executive Officer. The agreement provides for an annual base salary of $250,000 (which was increased to $257,500 effective July 1, 1995) and automatically renews for successive twelve month periods. The agreement provides for severance compensation equal to one year's base salary in the event of a termination without cause, and severance compensation in the event of a termination by reason of a change of control equal to three times the sum of (i) base salary at the time of the change of control, plus (ii) the average of the performance bonus paid for the prior two fiscal years of the Company. In no event, however, shall such severance compensation exceed the amount that the Company may deduct for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor provision.

          On December 1, 1994, the Company entered into employment agreements with H. Alan Dahlbach, Mark R. Sanders, Steven W. Gampp, Larry C. Dearing and John D. Yokley. Each of these employment agreements provide for an annual base salary, and for severance compensation in the event of termination without cause or by reason of a change of control calculated in the same manner as described above with respect to Mr. Harlen's agreement. Effective July 1, 1995, the agreements provide for annual base salaries in the aggregate amount of $816,790 per year. The amounts applicable to each of the employees under his employment agreement have been included in the Summary Compensation Table, where applicable.

          Each of the above described agreements provides for certain payments in the event of death or disability. Also, each such agreement contains non-competition and confidentiality provisions. For purposes of the above agreements, a change of control occurs (i) if a person other than the Company or Weiss, Peck and Greer ("WPG") or its affiliates acquires 40% or more of the outstanding shares of Common Stock, (ii) if any merger, share exchange, issuance of capital stock, tender offer or similar transaction results in the existing stockholders owning fewer than 50% of the outstanding shares of Common Stock after the transaction, (iii) upon a sale, lease or exchange of substantially all of the Company's assets other than a sale/leaseback or similar financing transaction, or (iv) upon the adoption of a plan for the liquidation or dissolution of the

Company. A termination by reason of a change of control of the Company includes constructive termination, as defined in the agreements, including, for example, resignation following a substantial change in duties, a reduction in salary or benefits or the failure of the executive and the Company or its successor to negotiate a mutually agreeable amendment to the current employment agreement or a new employment agreement within 90 days after the change in control of the Company. The transactions contemplated by the Merger Agreement will result in a change of control of the Company, as defined by the above agreements.

COMPENSATION TO DIRECTORS

          The Company has agreed to pay Cecil D. Andrus an annual retainer of $35,000 for his services as a non-employee director of the Company during his current two-year term, which term ends in fiscal 1997. Pursuant to the Merger Agreement, Governor Andrus has agreed to resign as a director of the Company effective as of the Effective Date. The Company will honor its agreement with Mr. Andrus by the payment of the unpaid balance of his retainer for the full two year term on or prior to the Effective Date. No other director receives compensation for services as a director, but all directors are reimbursed for travel and other expenses directly related to their activities as directors.
The Company also has a Company Non-Employee Director Stock Option Plan, of which Governor Andrus is the sole participant.

COMPENSATION PURSUANT TO PLANS

          Stock Incentive Plans
          ---------------------

          In 1988, the Company adopted an Employee Stock Option Plan (the "1988 Plan") to provide long-term incentives and rewards to the Company's officers and employees. Under the 1988 Plan, options to acquire up to 300,000 shares of Common Stock were authorized (as adjusted for the 1:6 reverse stock split in December 1994). In 1994, the Company adopted the 1994 Employee Stock Incentive Plan (the "1994 Plan") to provide long-term incentives and rewards to the Company's officers and employees. Under the 1994 Plan, options to acquire up to 300,000 shares of Common Stock were authorized (as adjusted for the 1:6 reverse stock split in December 1994). Both the 1988 Plan and the 1994 Plan are administered by the Compensation Committee of the Board of Directors.

          Under the 1988 Plan and the 1994 Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs"), and nonqualified stock options ("NSOs"). ISOs may be granted at exercise prices that are not less than the fair market value of the Common Stock at the date of grant, except that the exercise price of ISOs granted to any person who owns more than 10% of the outstanding Common Stock must be at least 110% of the fair market value on the date of grant. NSOs can be granted at exercise prices at or below the fair market value of the Common Stock on the date of grant.

          The exercise price of an ISO or NSO may be paid with cash, shares of Common Stock or recourse promissory notes at the option of the Compensation Committee. The 1988 Plan and the 1994 Plan also provide for the grant of SARs. An SAR permits the participant to surrender a specified portion of his options in exchange for a payment representing the unrealized appreciation of those options. No SARs have been granted under either of the plans. Each of the plans also provides for supplemental bonuses granted at the discretion of the Compensation Committee designed to offset all or part of the tax liability incurred by participants who exercise ISOs or NSOs. The supplemental bonus may not exceed the participant's tax liability arising from the exercise.

          The 1988 Plan was adopted in May 1988. At June 30, 1995, NSOs had been granted under the 1988 Plan for an aggregate of 236,887 shares of Common Stock to 42 officers and employees, and NSOs had been exercised to purchase 63,111 shares of Common Stock in prior fiscal years.

          The following table contains information relating to ISO grants made in fiscal 1995 under the 1994 Plan to the named executive officers:


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                                Potential
                                                        % of Total                                      Realizable Value at Assumed
                                                     Options Granted       Exercise                      Annual Rates of Stock Price
                                        Options      To Employees in        Price       Expiration      Appreciation for Option Term
       Name                           Granted (#)    Fiscal Year/(1)/     ($/sh)/(2)/      Date          5%/(3)/          10%/(4)/
-----------------                     -----------    ----------------     -----------   -----------     ---------        ----------
Craig D. Harlen                         41,666            16.0%            $6.375        11/22/04       $166,872          $432,535
H. Alan Dahlbach                        16,666             6.9%            $6.375        11/22/04         66,747           169,410
Mark R. Sanders                         16,666             6.9%            $6.375        11/22/04         66,747           169,410
John D. Yokley                          13,333             5.1%            $6.375        11/22/04         53,399           135,530
Steven Gampp                            16,666             6.9%            $6.375        11/22/04         66,747           169,410


(1) In fiscal 1995, the Company granted incentive stock options exercisable for an aggregate of 260,834 shares of Common Stock to 49 employees.

(2) The exercise price is 100% of the closing price of the Company's Common Stock on the NASDAQ/National Market on November 22, 1994 (adjusted for the 1:6 reverse stock split in December 1994). All options shown in this table were granted on November 22, 1994. The options vest 40% on January 1, 1997, and 20% on each of January 1, 1998, 1999 and 2000.

(3)  Assumes a price of $10.38 at the end of ten years.

(4)  Assumes a price of $16.54 at the end of ten years.

     The following table shows the potential realizable value of stock options held by each of the named executive officers as of June 30, 1995:

                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                               Number of Securities              Value of
                                       Shares                                 Underlying Unexercised           Unexercised -
                                    Acquired on              Value                  Options at                 In the Money
    Name                            Exercise (#)          Realized ($)            FY End (#)/(1)/               Options/(1)/
------------                        ------------          ------------       -------------------------    -------------------------
                                                                             Exercisable/Unexercisable    Exercisable/Unexercisable
                                                                             -------------------------    -------------------------
Craig D. Harlen                          0                     0                      0/80,746                   0/$446,417

H. Alan Dahlbach                         0                     0                      0/46,032                    0/280,540

Mark R. Sanders                          0                     0                      0/46,032                    0/280,540

John D. Yokley                           0                     0                      0/29,974                    0/173,558

Steven W. Gampp                          0                     0                      0/46,032                    0/280,540

(1) None of the options outstanding at June 30, 1995 are not exercisable before December 1, 1996. The value shown is based on the closing price of $10.125 per share for the Common Stock on June 30, 1995.


     Directors' Stock Option Plan
     ----------------------------

     In November 1994, the Company adopted the Non-employee Director Stock Option Plan (the "Director Plan"), covering an aggregate of 50,000 shares of Common Stock (adjusted for the reverse stock split in December 1994). Qualified non-employee directors are eligible to receive grants of NSOs to purchase 4,167 shares of Common Stock on the date when service as a director commences, and to receive NSOs for an additional 167 shares of Common Stock for each full fiscal year of service as a director. All options to non-employee directors are fully exercisable six months after the date of grant. During the twelve months ended June 30, 1995, Mr. Andrus was granted an option to purchase 4,167 shares of Common Stock at an exercise price of $8.50. Such option expires on January 3, 2005. All options granted under the Director Plan are fully vested.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     At its meeting in November 1992, the Company's Board of Directors established a Compensation Committee to be responsible for establishing, implementing and monitoring the Company's policies and plans for executive development, succession planning and compensation. The Committee is composed of Messrs. Lang, Pfister and Andrus.

     The Company's policy is (i) to attract high caliber managerial and technical talent to meet the Company's human resources needs, (ii) to assess and develop such talent to succeed to key positions throughout the Company and its operating subsidiaries, (iii) to provide compensation opportunities that are competitive with those provided by comparable fertilizer companies, and (iv) to motivate and reward its executives individually based on the contribution of each toward the meeting of Company objectives, which include annual and long-term business performance objectives and creation of stockholder value.

     In accordance with its responsibilities, at the beginning of each fiscal year the Compensation Committee reviews a summary of objectives for the Company and for the executive officers which are derived from the Company's strategic and financial planning activities. Based on this review and a review of the compensation offered by the Company's competitors, the Compensation Committee determines for the Chief Executive Officer and, upon the recommendation of the Chief Executive Officer, the other executive officers of the Company, compensation levels for base salary, annual incentive awards and long-term incentive compensation. At the end of the fiscal year, results achieved are assessed by the Compensation Committee relative to the previously approved objectives taking into consideration prevailing economic and business conditions.

     For fiscal 1995, the compensation of the Company's Chief Executive Officer and the next four highest paid executive officers of the Company is consistent with the Company's policies and plans which provide for three major elements of compensation:

     1. Base salaries have ranges which are established to reflect the competitive marketplace at the appropriate job level. Placement within base salary ranges reflects the individual performance of each executive officer,
time in position and the overall financial condition of the Company.   Base
salaries are generally reviewed each year for adjustment by the Compensation Committee. As of July 1, 1993, the salaries of all of the executive officers, as well as all of the salaried and hourly employees of the Company, were frozen at their 1992 levels on the recommendation of the Chief Executive Officer to reflect the Company's financial difficulties pending completion of the Recapitalization. After consummation of the Recapitalization, the salaries of all salaried and hourly employees, including the executive officers, were adjusted retroactively to July 1, 1993. No adjustments were made to salaries of executive officers until July 1, 1995.

     2. Annual incentive awards are contingent on the Compensation Committee's year-end assessment of the performance of the Company and the individual executive officer in relation to goals and objectives set for such executive officers at the beginning of the year. Awards are generally made in cash during the following fiscal year.

     3. Equity participation has been provided in the form of stock options which strengthen the coincidence of interest of executive officers, as well as other salaried employees, and the Company's stockholders in the Company's growth in real value over the long term. Stock options awarded under the 1988 Plan are exercisable for 10 years. If employment terminates, other than for cause, there are certain limited periods during which the stock options may be exercised. Stock option grants may be made to all Company's officers and other key employees at option prices equal to or less than the fair market value of the Company's Common Stock at the date of grant. Stock options are granted to Company's officers on a discretionary basis. Such grants reflect the relative value of the individual's position as well as his or her current performance, continuing contributions and the prospective impact of the officer on the Company's future success and creation of stockholder value.

Compensation of the Chief Executive Officer
-------------------------------------------

     The Chief Executive Officer of the Company participates in the Company's compensation programs discussed above on substantially the same basis as other participants. The base salary of the Chief Executive Officer, which had been maintained at the same level since fiscal 1990, was adjusted on February 24, 1994 retroactive to the beginning of the fiscal year and was further adjusted on July 1, 1995 to $257,500.

     The Compensation Committee will continue to review, monitor and evaluate the Company's program for executive compensation to assure that it is effective in support of the Company's strategy, is competitive in the marketplace to attract, retain and motivate the talent needed to succeed, and appropriately pays for performance on behalf of all Company stockholders.

     Members of the Compensation Committee

         Wesley W. Lang      Peter B. Pfister      Cecil D. Andrus

PERFORMANCE GRAPH

     The following graph compares the yearly percentage change in the Company's cumulative total shareholder return on its Common Stock over the prior five years with the cumulative total return on the published NASDAQ Stock Market - U.S. Index and the cumulative total return of certain peer companies with investment weighted on the basis of market capitalization. THE FOLLOWING GRAPH IS PRESENTED PURSUANT TO THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). THE COMPANY BELIEVES THAT WHILE TOTAL SHAREHOLDER RETURN IS A VERY IMPORTANT CRITERION OF CORPORATE PERFORMANCE, IT IS SUBJECT TO THE VAGARIES OF THE MARKET. IN ADDITION TO STOCK PRICE PERFORMANCE, THE COMPANY'S EXECUTIVE COMPENSATION PROGRAM IS BASED ON FINANCIAL AND STRATEGIC RESULTS, AS WELL AS OTHER FACTORS SET FORTH AND DISCUSSED IN THE REPORT BY THE COMPENSATION COMMITTEE.

The Peer group in the performance graph consisted of Agricultural Minerals Co. LP, Arcadian Partners LP, Freeport McMoran Resource Partners, IMC Global Inc., Terra Industries, Inc., Vigoro Corp., and First Mississippi Corp.

                             [GRAPH APPEARS HERE]

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
       AMONG NU-WEST INDUSTRIES, INC., THE NASDAQ STOCK MARKET-US INDEX
                               AND A PEER GROUP

DOLLARS

Measurement Period           NU-WEST                          NASDAQ STOCK
(Fiscal Year Covered)        INDUSTRIES,INC.    PEER GROUP    MARKET-US
-------------------          ---------------    ----------    ------------
Measurement Pt -
    06/30/90                 $100               $100          $100
FYE 06/30/91                 $ 50               $113          $106
FYE 06/30/92                 $ 80               $124          $127
FYE 06/30/93                 $ 27               $102          $160
FYE 06/30/94                 $132               $129          $162
FYE 06/30/95                 $123               $184          $215

/*/ $100 INVESTED ON 06/30/90 IN STOCK OR INDEX -
    INCLUDING REINVESTMENT OF DIVIDENDS.
    FISCAL YEAR ENDING JUNE 30.

Compliance with Section 16(A)

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers to file with the Securities and Exchange Commission and the National Association of Securities Dealers initial reports of ownership and reports of changes in ownership of the Company's securities. Copies of all such Section 16(a) reports are required to be furnished to the Company. These filing requirements also apply to holders of more than ten percent of the Company's common stock.

     To the Company's knowledge, based solely on a review of the copies of
Section 16(a) reports furnished to it and representations that no other reports were required, during the fiscal year 1995 all such reports have been timely filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below sets forth, as of June 30, 1995 (except as otherwise noted), information regarding the beneficial ownership of (i) the Company's voting and non-voting securities by each person known by the Company to own beneficially more than five percent of any class of the Company's voting securities and (ii) the Company's equity securities owned by each director and by the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer. Except as otherwise indicated, the Company believes that the beneficial owners of its capital stock listed below have sole investment and voting power as to such shares.

                                                                       Class A                     Class B
                                           Common Stock            Preferred Stock              Preferred Stock
                                      Beneficial Ownership(1)    Beneficial Ownership(1)    Beneficial Ownership(1)
                                      -----------------------    -----------------------    -----------------------
Name and Address                        Number        Percent      Number     Percent         Number     Percent
---------------------------           ---------       -------      ------     -------         ------     -------
PRINCIPAL STOCKHOLDERS:

Weiss, Peck & Greer, L.L.C.           4,614,281(2)      57.1%           0           0           0(2)          0%
and Affiliated Persons
One New York Plaza
New York, New York  10004

Glenbrook Partners                      563,000          7.0%       4,000         1.4%          0
P. O. Box 12219
Zephyr Cove, Nevada  89448

Indosuez CM II, Inc.                    633,105(3)       7.8%           0                       0
Les Lieberman                           456,063(4)       5.3%           0                       0
c/o Banque Indosuez
1211 Avenue of the Americas
New York, New York  10036


DIRECTORS:

Craig D. Harlen                          87,031(5)       1.1%           0                       0
Mark R. Sanders                          46,199(5)          *           0                       0
Cecil D. Andrus                           4,500(5)          *           0                       0
c/o Nu-West Industries, Inc.
3010 Conda Road
Soda Springs, Idaho  83276

Wesley W. Lang                            1,166(6)          *           0                       0
Peter B. Pfister                            389(6)          *           0                       0
One New York Plaza
New York, New York  10004

NAMED EXECUTIVE OFFICERS:

H. Alan Dahlbach                         46,199(7)          *           0                       0
John D. Yokley                           32,132(7)          *           0                       0
Steven W. Gampp                          46,032(7)          *           0                       0
c/o Nu-West Industries, Inc.
8400 East Prentice Avenue
Suite 1320
Englewood, Colorado  80111

Executive Officers                      359,546(8)       4.3%           0                       0
and Directors as
a Group (11 Persons)

* Less than one percent.

(1) A person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be the beneficial owner of a security over which he has the right to acquire either voting power or investment power within 60 days, either through the exercise of a warrant or option or the conversion of a convertible security. More than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities which he may not vote.

(2)  Includes 2,488,005 shares of Common Stock held by WPG Corporate
     Development Associates II, L.P. Liquidating Trust, U/T/A dated December 31, 1993 ("CDA II"), 880,563 shares of Common Stock held by Weiss, Peck & Greer Venture Associates, L.P. Liquidating Trust U/T/A dated December 30, 1994 ("WPGVA"), 1,027,714 shares of Common Stock held by WPG Corporate Development Associates III, L.P. ("CDA III"), and 217,999 shares of Common Stock held by WPG Corporate Development Associates III (Overseas) Ltd. ("Overseas, Ltd.") See additional discussion under the heading "Certain Relationships and Related Transactions." Does not include shares held by Messrs. Lang and Pfister -- see note 6 below.

(3) Consists of 633,105 Non-Voting shares issued upon the exercise of warrants issued by the Company on November 2, 1993 in connection with the Recapitalization Plan.

(4) Consists of 456,063 shares issuable upon exercise of warrants issued by the Company on November 2, 1993 in connection with the Recapitalization to Indosuez CM II, Inc. and subsequently transferred to Mr. Lieberman.

(5) Includes shares issuable under options granted by the Company in the following amounts: Mr. Harlen - 80,746; Mr. Sanders - 46,032; Governor Andrus - 4,167.

(6) Messrs. Lang and Pfister are principals of WPG and Mr. Lang is a managing partner of WPG CDA III, L.P. WPG is the sole trustee of CDA II and WPGVA; WPG CDA III, L.P. is the general partner of CDA III. Another principal of WPG is a director of Overseas, Ltd. Messrs. Lang and Pfister each disclaim beneficial ownership of the shares held by CDA II, WPGVA, CDA III and Overseas, Ltd., except to the extent of his own beneficial ownership interest (direct or indirect) therein. Accordingly, the shares set forth as beneficially owned by Messrs. Lang and Pfister exclude 2,488,005 shares of Common Stock held by CDA II, 880,563 shares of Common Stock held by WPGVA, 1,027,714 shares of Common Stock held by CDA III, and 217,999 shares of Common Stock held by Overseas, Ltd.--see Note 2 above.

(7) Includes shares issuable under options granted by the Company in the following amounts: Mr. Dahlbach - 46,032; Mr. Yokley - 29,974; Mr. Gampp - 46,032.

(8)  Includes 342,214 shares issuable under options granted by the Company.

    As of June 30, 1995, 8,086,363 shares of Common Stock (7,453,174 shares of Voting Common Stock and 633,106 shares of Non-Voting Common Stock), 290,000 shares of non-voting Class A Preferred Stock and 344 shares of non-voting Class B Preferred Stock were issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and WPG-CDA, an affiliate of WPG, have entered into an agreement under which WPG-CDA provides management and financial consulting services to the Company for an annual fee of $250,000, plus expenses. The Company paid WPG-CDA $259,000 in fees and related expenses during fiscal 1995 for such services.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED IN THIS REPORT.

              1. Index to Financial Statements and Supplementary Data. See page 30.

              2.  Index to Financial Statement Schedules.  See page 30.

              3.  Index to Exhibits required by Form 10-K.


                         Exhibit Index to Form 10-K for
                        Fiscal Year Ended June 30, 1995
                        -------------------------------

                Exhibit                                          Page
                -------                                          ----

3(a)      Restated Certificate of Incorporation,           Incorporated herein by reference.
          as amended.                                      See Footnote Numbers 1, 6 & 8 below.

3(b)      Bylaws, as amended.                              Incorporated herein by reference. See
                                                           Footnote Number 2 below.

10(a)     Non-employee Director Stock Option Plan          Incorporated herein by reference.
                                                           See Footnote Number 9 below.

10(b)     Amended and Restated Employee Stock              Incorporated herein by reference.
          Option Plan, as amended.                         See Footnote Number 2 below.

10(c)     1994 Employee Stock Incentive Plan               Incorporated herein by reference.
                                                           See Footnote Number 9 below.

10(d)     Warrant to Purchase 250,000 Shares               Incorporated herein by reference.
          of Common Stock of the Company                   See Footnote Number 3 below.
          in name of General Electric
          Capital Corporation.

10(e)     Registration Rights Agreement                    Incorporated herein by reference.
          between the Company and General                  See Footnote Number 3 below.
          Electric Capital Corporation, dated
          as of September 18, 1989.

10(f)     Employment Agreement dated as of
          December 1, 1994 between the Company
          and H. Alan Dahlbach.



10(g)     Employment Agreement dated as of
          December 1, 1994 between the Company
          and Craig Harlen.

10(h)     Employment Agreement dated as of
          December 1, 1994 between the Company
          and Mark R. Sanders.

10(i)     Employment Agreement dated as of
          December 1, 1994 between the Company
          and Steven W. Gampp.

10(j)     License Agreement dated September 28,            Incorporated herein by reference.
          1990 between IMCERA Group, Inc. and              See Footnote Number 4 below.
          Mineral Technology Corporation.

10(k)     Indemnity and Tax Reporting Agreement            Incorporated herein by reference.
          dated as of July 15, 1992 by and among           See Footnote Number 5 below.
          Western Co-operative Fertilizers Limited,
          Western Co-operative Fertilizers(U.S.),
          Inc., and Nu-West Industries, Inc.

10(l)     Ore Purchase Agreement between Rhone-            Incorporated herein by reference.
          Poulenc Basic Chemicals Co., a division          See Footnote Number 6 below.
          of Rhone-Poulenc, Inc. and Nu-West
          Industries, Inc., dated June 15, 1993.

          a. Collateral Assignment of Ore Purchase Agreement
          b. Access Agreement
          c. Amendment dated June 1, 1995

10(m)     Lease Financing Agreement dated                  Incorporated herein by reference.
          November 2, 1993 between Caterpillar             See Footnote Number 6 below.
          Financial Services Corporation and the
          Company.

          a. Sublease between Nu-West and Rhone-Poulenc
          b. Collateral Assignment of Lease Financing Agreement

10(n)     Ore Requirement Reduction Settlement             Incorporated herein by reference.
          Agreement between Conda Partnership,             See Footnote Number 6 below.
          a partnership composed of Nu-West
          Industries, Inc. and Nu-West Mining, Inc.,
          and WCG Holdings, Inc., dated effective
          November 30, 1993.

10(o)     Subordination Agreement dated as of              Incorporated herein by reference.
          October 15, 1993 between the Company             See Footnote Number 6 below.
          and Weiss, Peck & Greer.




10(p)     Amended and Restated Limited Partner-            Incorporated herein by reference.
          ship Agreement for NuTec Mineral &               See Footnote Number 6 below.
          Chemical Company, dated November 1,
          1993.

          a. Senior Secured Promissory Note from NuTec to Nu-West Industries
          b. Assignment and Pledge Agreement between the Company and the Collateral
             Agent

10(q)     Warrant issued to Indosuez CM II, Inc.           Incorporated herein by reference.
                                                           See Footnote Number 6 below.

10(r)     Registration Rights Agreement between the        Incorporated herein by reference.
          Company and Indosuez CM II, Inc.                 See Footnote Number 6 below.

10(s)     Cash Settlement Option Agreement                 Incorporated herein by reference.
          between the Company and Indosuez                 See Footnote Number 6 below.
          CM II, Inc.

10(t)     Acid Sales Contract between Nu-West              Incorporated herein by reference.
          Industries, Inc. and Kennecott Utah              See Footnote 7 below.
          Copper Corporation, dated July 28, 1994.

10(u)     $4,000,000 Loan Agreement between                Incorporated herein by reference.
          Nu-West Industries, Inc. and Kennecott           See Footnote 7 below.
          Utah Copper Corporation, dated July 28,
          1994.

10(v)     Intercreditor Agreement among the Harris
          Trust and Savings Bank and the Lending
          Institution listed therein and Kennecott
          Copper Corporation, dated August 3, 1995.

10(w)     Work Reduction and Buy-Out Settlement            Incorporated herein by reference.
          Agreement among Conda Partnership whose          See Footnote 7 below.
          partners are Nu-West Industries, Inc. and
          Nu-West Mining, and WCG Holdings, Inc.

10(x)     Agreement and Plan of Merger, dated              Incorporated herein by reference.
          August 9, 1995 among Nu-West Industries,         See Footnote 9 below.
          Inc. and Agrium Inc., Agrium Acquisition
          Corporation and Agrium U.S. Inc.

10(y)     $75,000,000 Credit Agreement among Nu-West
          Industries, Inc. and Harris Trust and Savings
          Bank and the Lending Institutions listed therein, dated as of August 3, 1995.

          a. Form of Mortgage and Security Agreement
          b. Form of Security Agreement

11 Statement regarding computation of per share earnings.




22        Subsidiaries of Registrant.

27        Financial Data Schedule.

--------------------------

  (1) Incorporated herein by reference from the Exhibits to the Company's Registration Statement on Form S-1 as filed on November 9, 1988, Registration No. 33-25448.

  (2) Incorporated herein by reference from the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed on November 18, 1988, Registration No. 33-25448.

  (3) Incorporated herein by reference from the Exhibits to the Company's Form 10-K, as filed on October 10, 1989.

  (4) Incorporated herein by reference from the Exhibits to the Company's Form 10-K, as filed on September 10, 1991.

  (5) Incorporated herein by reference from the Exhibits to the Company's Report on Form 8-K, as filed on July 28, 1992.

  (6) Incorporated herein by reference from the Exhibits to the Company's Report on Form 10-Q, as filed on November 12, 1993.

  (7) Incorporated herein by reference from the Exhibits to the Company's Report on Form 10-K, as filed on September 15, 1994.

  (8) Incorporated herein by reference from the Exhibits to the Company's Report on Form 10-Q, as filed on January 31, 1995.

  (9) Incorporated herein by reference from the Exhibits to the Company's Proxy Statement as filed on October 11, 1994.

  (10) Incorporated herein by reference from the Exhibits to the Company's
       Schedule 14D-9, as filed on August 16, 1995.

  (B) Reports on Form 8-K.

      None

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NU-WEST INDUSTRIES, INC.


Date:  August 24, 1995            By: /s/ Craig D. Harlen
                                      -------------------------------------
Craig D. Harlen, President and Chief Executive Officer


          Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Wesley W. Lang, Mark R. Sanders, Steven W. Gampp, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                            Date
---------                                        ----------------------           --------------------------

PRINCIPAL EXECUTIVE OFFICER

/s/ Craig D. Harlen                              Chairman of the Board,           August 24, 1995
--------------------------------------------       President, Chief Executive
Craig D. Harlen                                    Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ Mark R. Sanders                              Senior Vice President,           August 24, 1995
--------------------------------------------       Chief Financial Officer and
Mark R. Sanders                                    Director

DIRECTORS

/s/ Peter B. Pfister                             Director                         August 24, 1995
--------------------------------------------
Peter B. Pfister

/s/ Wesley W. Lang                               Director                         August 24, 1995
--------------------------------------------
Wesley W. Lang