Form 10-Q
period 1995-09-30
NU WEST INDUSTRIES INC
filed 1995-11-13
CIK 840759

                                                                       CONFORMED
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1995

    [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                        Commission file number 0-17399

                                ---------------

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

                                 Yes   X      No
                                    -------     -------

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 As of October 31, 1995, there were approximately 9,265,877 shares of the registrant's common stock outstanding.

================================================================================

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                     (in thousands)
                                                             September 30, 1995   June 30,
ASSETS                                                           (Unaudited)        1995
                                                             -------------------  ---------
CURRENT ASSETS
   Cash                                                        $    225           $    140
   Receivables, net of allowance for doubtful
      accounts of $299,000 and $264,000                          20,523             11,207
   Inventories                                                   24,710             26,814
   Deferred turnaround costs                                      2,252                840
   Prepaid expenses and other current assets                        334                904
                                                               --------           --------
          Total current assets                                   48,044             39,905

PROPERTY, PLANT AND EQUIPMENT, less
   accumulated depreciation and amortization                     41,121             37,978

DEFERRED FINANCING FEES                                           1,173              9,038

DEFERRED COSTS AND OTHER ASSETS                                   4,526              4,708
                                                               --------           --------

        Total assets                                           $ 94,864           $ 91,629
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                           $  6,011           $  5,019
   Accounts payable                                               3,960              2,812
   Accrued liabilities                                            9,558              7.241
                                                               --------           --------

        Total current liabilities                                19,529             15,072

LONG-TERM DEBT                                                   67,763             58,692
OTHER LIABILITIES                                                   256                230
DEFERRED INCOME TAXES                                               547                627
                                                               --------           --------
        Total liabilities                                        88,095             74,621

STOCKHOLDERS' EQUITY
   Preferred stock, Class A, $100 par value, 290,000
      shares authorized and outstanding                          29,000             29,000
   Preferred stock, Class B, $100 par value, 20,000
      shares authorized, 344 shares outstanding                      34                 34
   Common stock, $.01 par value, 16,666,667 shares
      authorized of which 2,000,000 shares are non-
      voting, 9,265,877 and 8,086,363 shares outstanding,
      respectively, of which 633,106 shares are non-voting           93                 81
   Additional paid-in capital                                    49,539             46,972
   Accumulated deficit                                          (71,897)           (59,079)
                                                               --------           --------

        Total stockholders' equity                                6,769             17,008
                                                               --------           --------

        Total liabilities and
           stockholders' equity                                $ 94,864           $ 91,629
                                                               ========           ========

   The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                For the Three Months
                                                Ended September 30,
                                                 1995         1994
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
Net sales                                       $ 28,938      $21,816

Cost of sales                                     25,383       17,997
                                                --------      -------
    Gross margin                                   3,555        3,819

Selling, general and
  administrative expenses                          1,472        1,003
                                                --------      -------

Income from operations                             2,083        2,816

Interest expense                                   1,769        2,303

Investment banking fees                            2,629            -

Other (income) expense, net                           23           64
                                                --------      -------

Income (loss) before income taxes
  & extraordinary item                            (2,338)         449

Income taxes                                           -            -
                                                --------      -------

Income (loss) before extraordinary
  item                                            (2,338)         499

Extraordinary loss on early extinguishment
  of debt                                         10,480            -
                                                --------      -------

Net income (loss)                                (12,818)         449

Preferred dividends                                 (799)        (799)
                                                --------      -------

Net loss applicable to common
    shareholders                                $(13,617)     $  (350)
                                                ========      =======

Net loss before extraordinary item
    per common share                            $   (.38)     $  (.04)

Extraordinary item                              $  (1.28)     $     -
                                                --------      -------

Net loss per common
    share                                       $  (1.66)     $  (.04)
                                                ========      =======

Weighted average shares
    outstanding                                    8,224        8,086
                                                ========      =======


  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Three Months Ended September 30, 1995

                      (in thousands, except share amounts)
                                  (Unaudited)


                                                                                 ADDITIONAL
                        PREFERRED STOCK   PREFERRED STOCK                         PAID-IN    ACCUMULATED
                            CLASS A           CLASS B         COMMON STOCK        CAPITAL      DEFICIT
                        ----------------  ---------------  --------------------  ----------  ------------
                        SHARES   AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT
                        -------  -------  -------  ------  ------------  ------
Balance,                290,000  $29,000      344     $34     8,086,363     $81     $46,972     $(59,079)
June 30, 1995

Options and warrants
   exercised                  -        -        -       -     1,179,514      12       2,367            -

Capital contribution          -        -        -       -             -       -         200            -

Net loss                      -        -        -       -             -       -           -      (12,818)
                        -------  -------  -------  ------  ------------  ------     -------  -----------
Balance,
September 30, 1995      290,000  $29,000      344     $34     9,265,877     $93     $49,539     $(71,897)
                        =======  =======  =======  ======  ============  ======     =======  ===========

  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                (in thousands)
                                                      For the Three        For the Three
                                                      Months Ended         Months Ended
                                                   September 30, 1995   September 30, 1994
                                                       (Unaudited)          (Unaudited)
                                                   -------------------  -------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
ACTIVITIES
    Net income (loss)                                     $(12,818)            $    449
    Depreciation, depletion and amortization                 1,068                1,239
    Interest paid in kind                                      304                  663
    Amortization of discounts and loan fees                    308                  388
    Other                                                       35                   32
    Write-off of deferred loan fees                          9,480                    -
    Changes in operating assets and
     liabilities                                           ( 5,744)             ( 4,472)
                                                          --------             --------
      Net cash used for operating activities               ( 7,367)             ( 1,701)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
ACTIVITIES
    Capital expenditures                                   ( 4,111)             ( 1,148)
    Maturity of bonding deposit investment
     securities                                                  2                    -
    Note receivable                                             81                    -
                                                          --------             --------
      Net cash used for investing activities               ( 4,028)             ( 1,148)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Proceeds from revolving lines of credit                 17,200                4,800
    Principal payments on revolving
     lines of credit                                       (13,121)             ( 1,000)
    Proceeds from long-term debt                            56,515                    -
    Principal payments on long-term debt                   (51,693)             ( 1,501)
    Exercise of options and warrants                         2,379                    -
    Capital contribution                                       200                    -
                                                          --------             --------
      Net cash provided by financing activities             11,480                2,299

NET INCREASE (DECREASE) IN CASH                                 85               (  550)

CASH AT BEGINNING OF PERIOD                                    140                1,137
                                                          --------             --------

CASH AT END OF PERIOD                                     $    225             $    587
                                                          ========             ========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
    Cash paid for interest                                $    392             $  1,276
    Cash paid for income taxes                                  80                   26

  The accompanying notes to financial statements are an integral part of this statement.

                   NU-WEST INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods, on a basis consistent with the annual audited statements. The adjustments made were of a normal recurring nature except as otherwise disclosed herein. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in connection with the financial statements and the summary of significant accounting policies and notes thereto included in the Form 10-K filed by the Company for the year ended June 30, 1995.


(2)  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market (net realizable value) and include the cost of materials, labor and manufacturing overhead. Inventories consisted of the following: (in thousands)

                            September 30,  June 30,
                                1995         1995
                            -------------  --------
        Finished Goods        $ 3,751       $ 8,811
        Work in Progress        2,934         3,948
        Raw Materials          14,538        10,364
        Supplies                3,487         3,691
                              -------       -------

                              $24,710       $26,814
                              =======       =======


(3)  NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing loss applicable to common shareholders by the weighted average number of shares outstanding during the period. The effect of the Company's common stock equivalents was anti-dilutive at September 30, 1995 and 1994.

(4)  SEGMENT INFORMATION

Summarized financial information for the segment of the Company's business which NuTec Mineral and Chemical Company represents is as follows (in thousands):

                                                   For the Three Months
                                                   Ended September 30,
                                                     1995       1994
                                                   ---------  ---------

        Net sales to unaffiliated customers        $    -     $    -

        Net loss                                      257        140

        Depreciation and amortization                  98          -

        Capital expenditures                            -          -

        Identifiable assets as of September 30,     5,090      5,221


(5)  REFINANCING

On August 3, 1995, the Company refinanced substantially all of its long-term debt. The Company entered into a $75 million senior secured loan agreement with Harris Trust and Savings Bank ("Harris") as agent providing for (i) a five-year $15 million revolving credit facility, $5 million of which is available only during the period July through February of each year, (ii) a $5 million letter of credit facility which expires December 31, 1998, (iii) a five-year $25 million term loan with equal quarterly principal amortization, and (iv) a six-year $30 million term loan with quarterly principal amortization in varying amounts. The loans bear interest based, at the Company's option, on either (i) LIBOR or (ii) the prime commercial rate announced from time to time by Harris, plus a variable margin determined by the Company's fixed charge ratio. Based on the initial margin at closing, the $25 million loan and revolving credit facility bear interest at LIBOR plus 2.25% and the $30 million loan bears interest at LIBOR plus 3.0%. The loan agreements require the Corporation to maintain certain financial ratios and other covenants, and the notes are secured by substantially all of the assets of the Company.

If the refinancing had occurred on July 1, 1994, net sales for the year ended June 30, 1995 would not have changed and unaudited pro forma net income and net income per common share before extraordinary items would have been approximately $13.7 million and $1.17, respectively. Further, after provision for the extraordinary loss for early extinguishment of debt of approximately $10.7 million, net income would have been approximately $3 million and a net loss per common share of $.02 after preferred dividend requirements. If the refinancing had occurred on July 1, 1995, net sales for the quarter ended September 30, 1995 would not have changed and unaudited pro forma net income and net loss per common share before extraordinary items would have been approximately $679,000 and $.01, respectively. Net loss after the extraordinary loss for early extinguishment of debt of approximately $10.6 million would have been $12.4 million or $1.60 per common share. The extraordinary loss which was recorded at August 3, 1995 due to write off of loan fees and prepayment penalties was $10.5 million, or $1.28 per common share of which $9.5 million had no cash effect.

The pro forma scheduled annual minimum maturities for long-term debt assuming the refinancing completed in August 1995 had been completed at June 30,1995, including capitalized lease obligations, are as follows (in thousands):


            Fiscal Year               Amount
            -----------              --------
              1996                   $ 6,019
              1997                    10,374
              1998                     9,383
              1999                    10,380
              2000                    17,897*
              2001 and thereafter     13,124
                                     -------
                                     $67,177
                                     =======

*Includes $6,521,000 which was the balance of the Company's revolving line of credit at June 30, 1995.

The foregoing unaudited proforma information does not purport to be indicative of the financial position or results of operations which actually would have occurred had the refinancing been completed on the dates indicated.


(6)   TENDER OFFER AND MERGER

On August 10, 1995 the Company and Agrium Inc. announced that they had entered into a merger agreement which provides for the acquisition of the Company in a two-step transaction by Agrium Acquisition Corp. ("Agrium"), a wholly-owned subsidiary of Agrium Inc. A tender offer for all of the outstanding shares of common stock of the Company was consummated by Agrium on October 2, 1995 at a price of $10.50 cash per common share. A total of 8,886,943 shares, representing 95.9% of the total number of outstanding common shares, were validly tendered and not withdrawn prior to the expiration of the tender offer.

The Company filed a Proxy Statement on October 17, 1995 (the "Proxy Statement") for a special meeting of the stockholders of the Company which was held on November 6, 1995 to approve the merger of Agrium into the Company. The merger was approved by approximately 97% of the shareholders (see Part 2, Item 4) and each issued and outstanding common share not previously tendered and as to which appraisal rights were not perfected, was converted into the right to receive $10.50 cash without interest. The Company's Class A preferred stock and Class B preferred stock remains outstanding.

Due to the change of ownership which has resulted, the Company's usage of its net operating losses may be limited. Final disposition of certain tax issues has not yet been determined.


(7)   COMMITMENTS AND CONTINGENT LIABILITIES

      Rhone-Poulenc Agreement

The Company entered into a seven-year agreement with Rhone-Poulenc Basic Chemical Company, a division of Rhone-Poulenc, Inc. ("RP") for supply of phosphate ore (the "RP Agreement"). The phosphate ore mined by RP contains higher quality ore with substantially lower overburden removal requirements than found in other known reserves in southeastern Idaho, including those owned by Nu-West Mining. The Company has realized significant annual production cost savings by purchasing phosphate ore under the RP Agreement versus the estimated cost of mining its own reserves. The RP Agreement was contingent on the Company's ability to obtain and make available to RP approximately $13.3 million
of mobile mining equipment.   On November 2, 1993, the Company entered into a
lease financing arrangement with Caterpillar Financial Services Corp. ("Caterpillar") providing for the necessary mining equipment. The Company has posted a $2.0 million letter of credit with Caterpillar to secure its obligations under the lease.

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

The terms of the RP Agreement provide that the Company will not be required to take a minimum annual tonnage of ore and may mine its own phosphate ore reserves, but will be responsible for idle leased equipment costs resulting from a reduction in the Company's purchase requirements from RP below 1.6 million tons per year. The Company may not elect to purchase more than 1.6 million tons of ore per year without the consent of RP and must give six months' notice of reductions in its ore purchase requirements. The Company has constructed a new haul road and ore loading system at the RP mine site at a combined total cost of approximately $1.8 million and has transferred these assets to RP in exchange for a 69 month non-interest bearing note receivable. RP makes equal monthly payments on the note. The unpaid balance at September 30, 1995 was $1.6 million of which $1.3 million is included in Deferred costs and Other assets and the balance is included in Accounts receivable. Through September 30, 1995, the Company had spent $2.1 million on the construction of a maintenance shop, and additional expenditures of $100,000 will be required prior to November 1995 for the completion of this project. This asset will also be transferred to RP in exchange for a non-interest bearing note receivable.

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

    Kennecott Agreement

On July 28, 1994, the Company entered into a five-year sulfuric acid purchase contract with Kennecott Utah Copper Corporation ("Kennecott") for the purchase of 300,000 tons of sulfuric acid per year to replace the output of the older of the two sulfuric acid facilities currently operating at the Conda Plant. Shut down of the older sulfuric acid plant will significantly reduce sulfur dioxide emissions as part of a settlement of the air quality enforcement action described below. Shipments of sulfuric acid are to begin in November 1995 and prices under the contract will be adjusted quarterly based on the equivalent cost of sulfur and the Company's selling price for one of its fertilizer products. The Company also entered into a $4 million loan agreement with
Kennecott.   The proceeds of the $4 million loan are being used to construct tankage and rail spurs to receive and unload the sulfuric acid and a boiler to replace the steam now supplied by the older acid plant. At September 30, 1995, $3.7 million had been spent toward the construction of those assets, and advances on the loan were $3.5 million. The five-year senior subordinated loan is secured by the constructed assets described and bears interest at prime plus 2%. Interest will be paid quarterly, and principal will be repaid as sulfuric acid is purchased over the five year term of the loan.

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

The Company has been subject to normal periodic review under Superfund, and an Expanded Site Inspection was completed by an EPA contractor in 1994. This inspection included an initial site visit in August 1993, followed by well water sampling and testing in March 1994. Based on the contractor's report, the EPA notified the Company in October 1994 that no further action under the Federal Superfund Program is currently recommended at the Conda Plant.

In March 1994, the EPA issued a Notice of Violation pertaining to numerous excess SO\\2\\ emissions during the period from October 1989 to May 1993. The Company has negotiated a settlement with the EPA that provides for the payment of a $150,000 fine and reduced SO\\2\\ emissions limitations until November 1995, at which time the Company will shut down the older of its two sulfuric acid plants. The Company has entered into a five-year contract with Kennecott to replace the production of this plant. (See Note 7 "Kennecott Agreement" for further information.)

The Company has received a Notice of Violation from the EPA for alleged violations under the Safe Drinking Water Act ("SDWA") relating to testing and reporting on the quality of water used for human consumption from a public water supply system at the Conda Plant. The Company has initiated testing of water that potentially could be used for human consumption and believes, based on discussions with agency officials, that no or only minimal civil penalties will be assessed in connection with this matter. However, the Company has committed to make improvements to its water supply system to comply with SDWA requirements at a cost of approximately $100,000.

The Company owns an idled plant site in Bear Lake County, Idaho. Evaluation of the costs which may be incurred to dismantle and reclaim this site is currently being conducted. Since an accurate estimate of these costs is not available, a liability has not been recorded at September 30, 1995.

   Litigation

Since the commencement of the tender offer by Agrium, four class action complaints have been filed in the Delaware Chancery Court on behalf of all persons who own common shares against the Company, certain of its directors and, in one instance, Agrium Inc. In the suits, the plaintiffs alleged, among other things, that the Company and certain of its directors breached their fiduciary duties to holders of the common shares by, among other things, entering into the merger agreement with Agrium and failing to attempt to maximize stockholder value. In the suit in which Agrium Inc. is named as a defendant, the plaintiffs also alleged that Agrium aided and abetted such alleged breach of fiduciary duty. Each suit seeks various remedies, including an injunction to prevent consummation of the transaction, and damages, costs and disbursements of the action. The plaintiffs and the defendants have entered into a Memorandum of Understanding dated as of September 19, 1995 that provides for the settlement of the above-referenced actions. As provided in the Memorandum of Understanding, the Company's Schedule 14D-9 was amended to reflect the disclosure included therein, Agrium extended the tender offer to October 2, 1995 and the minimum percentage of common shares to be tendered as a condition to Agrium's obligation to consummate the offer was increased from 60% to 65%. A Stipulation of Settlement on substantially the terms set forth in the Memorandum of Understanding was entered into by the parties on or about October 3, 1995 and filed with the Delaware Chancery Court (the "Court"). A hearing has been scheduled by the Court on December 14, 1995 to determine whether the settlement should be approved by the Court, whether final judgment should be entered thereof, and to consider the application by plaintiffs' counsel for attorneys' fees and reimbursement of expenses. A capital contribution of $200,000 was made by Weiss, Peck and Greer, the Company's majority shareholder prior to the tender offer, for legal expenses related to this litigation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion should be read in conjunction with Management's Discussion and Analysis included in the Annual Report on Form 10-K filed by Nu-West Industries, Inc. ("the Company") for the fiscal year ended June 30, 1995.

On August 10, 1995 the Company and Agrium Inc. announced that they had entered into a merger agreement which provides for the acquisition of the Company in a two-step transaction by Agrium Acquisition Corp. ("Agrium"), a wholly-owned subsidiary of Agrium Inc. (a Canadian corporation). A tender offer for all of the outstanding shares of common stock of the Company was consummated by Agrium on October 2, 1995 at a price of $10.50 cash per common share. A total of 8,886,943 shares, representing 95.9% of the total number of outstanding common shares, were validly tendered and not withdrawn prior to the expiration of the tender offer.

The Company filed a Proxy Statement on October 17, 1995 (the "Proxy Statement") for notification of a special meeting of the stockholders of the Company which was held on November 6, 1995 to approve the merger of Agrium into the Company. The merger was approved by approximately 97% of the stockholders (see Part 2, Item 4) and each issued and outstanding common share not previously tendered and as to which appraisal rights were not perfected, was converted into the right to receive $10.50 in cash, without interest. Reference is made to the Proxy Statement and to Part 2 Item 5 for information regarding changes in the Company's board of directors and executive management.

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

The Company's business is very seasonal in nature with emphasis on the crop planting seasons of spring and fall. The Company's first fiscal quarter is generally the period of lowest product demand and followed a period of extremely wet weather conditions in areas of the U.S. during the spring of 1995. Product inventories were higher than expected at the conclusion of the spring season and prices declined during the summer months; however, product shipments during the fall of 1995 have been strong and prices have strengthened. The outlook for the price of phosphate fertilizer remains favorable due to product demand both internationally and domestically. It has historically been difficult, however, to forecast the effects of international politics and economics on the fertilizer export tonnage or the weather patterns and farm income in the U.S.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995 VS. QUARTER ENDED SEPTEMBER 30, 1994

Consolidated net loss before extraordinary item for the quarter ended September 30, 1995 was $2.3 million, or $.38 per share after provision for preferred stock dividends. This compares to net income of $449,000, or a loss of $.04 per share after provision for preferred stock dividends for the three months ended September 30, 1994. Included in the results for the 1995 quarter were $2.6 million of investment banking and legal fees resulting from the acquisition of the Company's common stock by Agrium. After an extraordinary loss of $10.5 million from the write-off of loan fees and early extinguishment of debt associated with refinancing of the Company's long-term debt in August 1995 (See "Liquidity and Capital Resources - Financing Activities"), the total consolidated net loss for the quarter ended September 30, 1995 was $12.8 million, or $1.66 per common share.

Net sales increased to $28.9 million for the current quarter compared to $21.8 million for the corresponding quarter in the previous fiscal year. A 26% increase in sales volume accounted for substantially all of the increase in net sales. The increase in sales volume resulted from a 77% increase in sales tons of dry granular fertilizer products on a phosphoric acid ("P\\2\\O\\5\\") basis which was partially offset by a 12% decrease in sales tons of liquid products. The Company sold approximately 12,000 tons of MAP and 23,000 tons of 16-20-0 as export sales, lowering inventory levels which had risen as a result of lower than expected fertilizer shipments due to adverse weather conditions during the 1995 spring season. Liquid product shipments declined compared to the prior year quarter due again to high inventories at the beginning of the summer at dealer locations. Product prices for 16-20-0 declined by approximately 2% as compared to the prior year quarter as a result of the export sales described above while product prices were 2%-3% higher for all other dry granular products. Product prices and demand have strengthened as the 1995 fall season progresses. Sales of liquid products accounted for 35% of net product sales for the quarter ended September 30, 1995 and 55% for the quarter ended September 30, 1994 and contributed a substantial portion of gross margins in both periods.

The gross operating margin of $3.6 million for the quarter ended September 30, 1995 compares to a gross margin of $3.8 million for the comparable prior year quarter. Production costs on a per ton basis were approximately 4% higher in the current quarter due to increases of 74%, 13%, and 9% in sulfur, sulfuric acid and ammonia, respectively, which are significant raw materials of the company's products. Phosphate rock, the principal raw material in the Company's products, increased a more moderate 3%. Partially offsetting cost increases was a 2% increase in production volumes during the quarter ended September 30, 1995 as compared to those of the quarter ended September 30, 1994 on a P\\2\\O\\5\\ basis.

Selling, general and administrative ("SGA") expense increased $469,000 from the prior fiscal year's quarter and increased as a percentage of sales from 4.6% to 5.1%. Interest expense decreased by $534,000 due primarily to the refinancing of the Company's long-term debt at lower interest rates in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities: Cash used for operations during the three months ended September 30, 1995 was $7.4 million as compared to a use of cash of $1.7 million for the period ended September 30, 1994. Accounts receivable resulted in the largest change in use of operating capital and increased by $9.4 million from June 30, 1995 due to greater use of extended payment terms for summer sales and increased shipping in September. The Company's liquidity and profitability have improved significantly during the past two years as a result of higher phosphate fertilizer prices and the realization of phosphate ore cost reduction. Sales volumes and prices currently reflect good demand in the Company's market area although wet weather conditions in the spring of 1995 resulted in lower sales tonnage and product price for fertilizer products during the summer months due to high inventories at the producer and dealer level at the conclusion of the spring planting season. Sulfur prices compared over the same periods are approximately 74% higher, a result primarily of increased demand by the phosphate fertilizer industry. Ammonia prices have risen 9% due to demand for and reduced supply of nitrogen fertilizers, and are expected to remain at relatively high levels in future months. The Company expects further moderate increases in its cost of sulfur and ammonia in the near term. The Company expects savings from cost cutting measures which have been taken at the RP Mine to help offset increased costs resulting from inflation which are allowed under the RP Agreement.

Demand for phosphate fertilizer products in the Company's market area has been good and the Company expects moderately good product shipments during its fiscal second quarter based on current domestic market information. Increased buying in the international market has been a key factor in the balancing of supply and demand that has led to product price recovery. It is difficult, however, to forecast the future effect or duration of the near term buying patterns of China and India. The Company's product prices continue to be directly related to those received by producers of phosphate fertilizers in the U.S. Gulf Coast region, and the uncertainties associated with the export market serviced by those producers. Factors such as weather conditions, the timing and quantity of export demand, and other unforeseeable market forces on a world-wide basis have frustrated previous attempts to predict with accuracy a sustained recovery. In spite of these uncertainties, the Company remains optimistic for continued price stability in the months ahead based on demand within its market area and reported expectations of near-term export shipments.

The Company finances its working capital needs through its revolving line of credit. Working capital increased by $3.7 million due primarily to the increase of $9.4 million in receivables referred to earlier, offset by a $2 million reduction in inventory and an increase of $3.3 million in payables and accrued liabilities. Inventories have decreased due to lower finished good inventory as shipments increase at the beginning of the fall shipping season compared to unusually high inventory levels at June 30, 1995. Accrued liabilities increased due to accrual of investment banking and other fees related to the Agrium acquisition.

The Company's revolving credit facility bears interest based on a combination of Prime plus 1.25% and LIBOR plus 2.25% (10.0% and 8.125%, respectively, at September 30, 1995). The blended rate at September 30, 1995 was 8.6%. Cash balances were $225,000 and unused borrowing capacity totalled approximately $4.4 million. Outstanding borrowings were $10.6 million at September 30, 1995. The Company had working capital of approximately $28.5 million and a current ratio of 2.46:1 at September 30, 1995. Based on current projections, the Company expects results of operations to generate sufficient borrowing capacity under its revolving line of credit to continue to meet its working capital needs.

Investing Activities: Capital expenditures were $4.1 million for the three months ended September 30, 1995. Of this amount $630,000 relates to the RP Agreement, $899,000 is for construction of a new cooling pond, and $1.7 million relates to construction of certain assets required by the sulfuric acid purchase contract with Kennecott. (See Note 13 to the Company's June 30, 1995 Consolidated Financial Statements for further information.)

Future capital expenditure requirements of the Company include approximately $300,000 required by the Kennecott Agreement and an additional $2.9 million for the construction of a new double lined cooling pond to be completed during the fall of 1995.

Financing Activities: The capital expenditure requirements for the new cooling pond and those required to maintain capacity will be funded from the results of operations. The construction of the assets required by the Kennecott contract will be financed by a five-year, $4 million loan from Kennecott. Borrowings under this facility were $3.5 million at September 30, 1995.

On August 3, 1995, the Company refinanced substantially all of its long-term debt with a $75 million senior secured loan agreement with Harris Trust and savings Bank ("Harris"), as agent, consisting of (i) a five-year $15 million revolving credit facility, $5 million of which is available only during the Company's period of peak working capital requirement from July through February,
(ii) a $5 million letter of credit facility which expires December 31, 1998,
(iii) a five-year $25 million term loan with equal quarterly principal amortization, and (iv) a six-year $30 million term loan with quarterly principal amortization in varying amounts. The loans bear interest based, at the Company's option, on either (i) LIBOR or (ii) the prime commercial rate announced from time to time by Harris, plus a variable margin determined by the Company's fixed charge ratio. Based on the initial margin at closing, the $25 million loan and revolving credit facility bear interest at LIBOR plus 2.25% and the $30 million loan bears interest at LIBOR plus 3.0%. Using current loan balances and interest rates, the Company estimates interest savings for fiscal 1996 of approximately $2.6 million and a reduction in blended interest rates from 13.3% to 8.5%.

                          PART II -- OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

For a description of certain shareholder litigation related to the tender by Agrium for the Company's common stock, see Note 7 to the Company's Consolidated Financial Statements in Part 1, Item 1.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on November 6, 1995 following solicitation of proxies to consider (i) adoption and approval of (A) the merger (the "Merger") of Agrium Acquisition Corporation, a Delaware corporation (the "Purchaser"), into the Company, pursuant to the terms of that certain Agreement and Plan of Merger by and between the Company, Agrium Inc. and the Purchaser, dated August 9, 1995 (the "Merger Agreement"), and (B) the Merger Agreement.

A cash tender offer commenced on August 16, 1995 by the Purchaser for all outstanding shares of the Company's Common Stock, par value $.01 at a price of $10.50. The tender offer was consummated on October 2, 1995 and a total of 8,886,943 Common Shares, representing approximately 95.9% of the total number of outstanding Common Shares, were acquired by the Purchaser. The Purchaser agreed in the Merger Agreement to vote its Common Shares for approval of the Merger Agreement and the Merger. Total Shares Voted For (including those held by the Purchaser) - 8,977,878; Shares Voted Against - 1,130; Shares Which Abstained - 2,631; Shares Not Voted - 100.

On the basis of the voting results, approval was given for the Merger and the Merger Agreement. The Merger has been effected in accordance with the Merger Agreement.

Item 5.  OTHER INFORMATION

By unanimous consent of the Board of Directors, the following persons were appointed as officers of the Company:

         John M. VanBrunt        President
         Gary L. Carstens        Vice President
         Patrick J. Freeman      Treasurer
         Steven W. Gampp         Secretary
         Dorothy E. A. Bower     Assistant Secretary


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

27   Financial Data Schedule.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NU-WEST INDUSTRIES, INC.



Dated:         November 13, 1995            /s/           Don LaRue
      ------------------------------------  ----------------------------------
                                                 Vice President of Operations



Dated:         November 13, 1995            /s/         Helen K. Smith
      ------------------------------------  ----------------------------------
                                                     Corporate Controller